Form 10KSB
period 1999-12-31
VILLA PASTA INC
filed 2000-04-14
CIK 1084008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For the fiscal year ended December 31, 1999


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                          Commission file number 0-28447
                                                 -------

                                VILLA PASTA, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


               Colorado                                  84-1313551
      ----------------------------              ---------------------------
      (State of incorporation)                  (I.R.S. Identification No.)


    581 County Line Road, Suite B, Palmer Lake, Colorado           80133
    ----------------------------------------------------        -----------
        (Address of principle executive offices)                (Zip Code)


                                 (719) 481-6815
                           ---------------------------
                           (Issuer's telephone number)


         Securities registered under Section 12 (b) of the Exchange Act:
                                      None


         Securities registered under Section 12 (g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State Issuer's revenues for its most recent fiscal year: $123,192

As of December 31, 1999: (a) 1,155,000 Common Shares, no par value, of the registrant were outstanding; (b) approximately 155,000 Common Shares were held by non-affiliates; and (c) the aggregate market value of the Common Shares held by non-affiliates was $38,750 based on the last sale of $.25 per share in a private offering conducted by the Company in the second quarter of 1999.


DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format:   [  ] Yes  [ X ] No

                                TABLE OF CONTENTS

PART I.........................................................................1

  ITEM 1.   DESCRIPTION OF BUSINESS............................................1
  ITEM 2.   DESCRIPTION OF PROPERTY............................................5
  ITEM 3.   LEGAL PROCEEDINGS..................................................5
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................5
  ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS........................................................6
  ITEM 6.   MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........6
  ITEM 7.   FINANCIAL STATEMENTS...............................................9
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE.......................................9

PART III.......................................................................9

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............9
  ITEM 10.  EXECUTIVE COMPENSATION............................................10
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....10
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................11

PART IV.......................................................................12

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS.........12

PART F/S......................................................................14

SIGNATURES....................................................................15

Additional Information
----------------------

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")


                Special Note Regarding Forward Looking Statements
                =================================================

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include without limitation statements regarding the Company's plan of business operations and related expenditures, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's products in the retail market place, general economic conditions, tax legislation and the overall state of the retail grocery industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Description of Business
===============================


History and Organization.
-------------------------

     Villa Pasta, Inc. (the "Company") is a Colorado corporation organized on April 6, 1999. The Company produces and distributes a line of gourmet dried pasta and related food products through a variety of channels. The Company is a successor to a Colorado limited liability company, Villa Pasta, Limited Liability Company, which was originally organized in 1995. In 1999, the Company was converted from a limited liability company to a corporation to facilitate acquisition of additional working capital. The Company currently has approximately 21 shareholders.

     The Company operates from a single location in Palmer Lake, Colorado, located approximately midway between Denver and Colorado Springs. This facility serves as the Company's administrative headquarters, as well as its production facility. Assets of the Company are currently limited, consisting primarily of machinery and equipment utilized in connection with the production of its products and various items of inventory. Distribution of the Company's products is accomplished through third-party carriers. The Company's offices are located at 581 County Line Road, Suite B, Palmer Lake, Colorado 80133, and its telephone number is (719) 481-6815. The Company also maintains a toll-free number, 1-888-ME-PASTA.


Narrative Description of Business.
----------------------------------

     The Company manufactures and distributes a line of gourmet pasta and related products. Its primary source of revenue is through the sale of these products for distribution by grocery retailers and gourmet food shops and through direct sales of gift baskets. The Company maintains a site on the Worldwide Web ("Web") and utilizes direct mail marketing to allow customers to order products directly from the Company. The Company also markets to various non-profit organizations in an effort to incorporate its products into various fund raisers held by these organizations. The Company operates exclusively in one industry, the specialty food products industry.

     The Company produces all of its pasta and related products from scratch. Raw materials include semolina and, depending upon the type of pasta desired, lemon-pepper, jalapeno powder, tomato powder, spinach powder, black pepper, beet powder and garlic powder. Employees of the Company mix various ingredients together under carefully controlled conditions to achieve the desired type of pasta. At any given time, the Company offers approximately 15 to 20 different types of pasta, varying in flavor, size and shape.

     Management believes that the Company is a relatively small producer compared to other manufacturers and distributors of comparable products. As a result, a substantial portion of the Company's production process is manual. After the raw materials are mixed in the required proportion to achieve the desired product, Company employees place the mixture in a pasta machine owned and operated by the Company. This machine serves to mold the pasta into the desired shape and size. The desired length is obtained by manually cutting the pasta as it exits the machine.

     In addition to its line of dried pasta, the Company produces and distributes a limited line of seasoning mixes for use in conjunction with its pasta. These mixes include dried spices which, when added to additional ingredients by the purchaser, produce sauces to compliment the pasta. Each of the recipes contained in these seasoning mixes was conceived by the Company's president based on his experience in the food service industry. Management believes these mixes are unique and constantly strives to supplement its offerings.

     As of the date of this Report, the Company produces as much as 430 pounds of pasta per day, averaging five production days per week. A substantial portion of this production is sold to grocery retailers and specialty food shops in the Denver metropolitan area. Customers of the Company which account for ten percent (10%) or more of its sales on an annual basis include Krogers, which operates the King Soopers and City Market retail grocery chains, as well as Safeway and Alfalfa's. The Company's primary emphasis at present is on expanding this distribution through additional and different channels. The Company recently began distributing its products through Dean and DeLuca, a well-known retailer located on the eastern seaboard of the United States. (See "Marketing and Distribution" for additional information regarding marketing efforts by the Company).

     In addition to distribution of its product through retailers as discussed above, the Company has placed substantial emphasis on the design and creation of gift baskets and boxes for holiday occasions. These gift items include an assortment of Company products, including pastas, sauce mixes, recipe book and pasta spoon. Gift items are sold primarily to employers for distribution to employees and service organizations for distributions to their clients. Management views gift items as an important aspect of the Company's business, accounting for approximately thirty (30%) percent of its revenues during the year ended December 31, 1999.

     The Company acquires it raw materials from a variety of food brokers in the Denver area. In the opinion of management, none of these raw materials are subject to restrictions on supply and all are available from a variety of sources. Most of the raw materials are derived from agricultural products and have been available at constant prices for the past twelve months. While management believes the Company will be afforded an adequate supply of these raw materials in the future, there is no assurance that the prices will remain stable in the future. The supply and price of these raw materials are dependent on such factors as worldwide supply and demand, weather conditions and government subsidies


Marketing and Distribution.
---------------------------

     The Company's products are distributed through a variety of channels. Its primary means of distribution, common in the retail food industry, is through food brokers to retail outlets such as grocery chains and specialty food stores. Additional channels of distribution include direct mail of holiday gift baskets. Management continually strives to supplement and expand its distribution within the financial and personnel resources of the Company.

     The Company has relationships with three food brokers who distribute the product through retail outlets. These brokers represent a number of different food products throughout the Colorado front range, and are engaged by the Company as independent contractors on a commission basis. It is the brokers' objective to place the Company's product in as many outlets as possible consistent with the Company's business plan of attracting customers with more discriminating tastes. These brokers also seek to display the products in a prominent manner to attract point of purchase sales.

     The Company products are delivered through a combination of customer-owned transportation and common carriers. Products sold to Kroger chains, including King Soopers and City Market, are transported by carriers owned or operated by that entity. Such transportation is done at the customers' expense. Shipments to other retail outlets are done via common carrier, primarily UPS. The shipments are done at the Company's expense and accordingly, the Company continually monitors shipping costs to obtain the lowest prices possible.

     The Company also maintains a Website and advertises its products on the Internet. The Company's Website is located at http:\\www.villapasta.com.
Visitors to the Company's Website are afforded information about the Company's products and details on ordering merchandise. During the fiscal year ended December 31, 1998, direct sales resulted in approximately one (1%) percent of the Company's revenue for the year.

     The Company also utilizes direct mail as a means of marketing. Management uses various customer lists for advertising its gift offerings at holidays, as well as direct offering throughout the year. Management anticipates this means of distribution will decrease as a percentage of Company revenue as efforts to increase distribution through retail outlets are enhanced.

     Gift baskets and boxes sold by the Company are attractively packaged and contain an assortment of the Company's products. The Company markets these gift packages primarily to employer groups for distribution to employees and customers. Gift packages have been a substantial source of revenue for the Company since its inception.

     The Company also markets its products to various non-profit groups for fund raising efforts. In this context, the Company's products are sold at wholesale prices for resale by the charitable organizations in fund-raising events. During the year ended December 31, 1999, this segment of the Company's business accounted for a minor portion of its revenues. However, management believes the market to be an attractive source of revenue, and will continue to pursue it in the future.

     The Company's target market is middle to upper-income families with a love of pasta and who demand the convenience of prepackaged food products. The Company's pasta can be cooked in approximately five minutes and provides a healthy and satisfying meal. Seasoning packages can be combined with readily available products to create a nutritional sauce in a matter of minutes. The Company's marketing plan is designed to appeal to these consumers.

Competition.
------------

     Competition in the specialty foods industry is intense. Many different producers and distributors compete for the attention of consumers in this industry. Success is often a function of the budget available for marketing and advertising of a company's product. Due to the Company's limited capitalization and personnel, management believes the company is at a competitive disadvantage vis a` vis other participants in this industry. Nonetheless, management believes the Company's product and service is superior and will make the Company a viable competitor in this industry. However, the Company lacks the financial resources at this time to employ marketing and advertising at a level consistent with other industry competitors.

     Competitors of the Company include large, multi-national manufacturers and distributors, as well as a myriad of local and regional producers and distributors. As a dietary offering, the Company's products compete for consumer dollars with other forms of pasta, along with a variety of other food products. Management believes the Company is an insignificant participant in this industry.

     Consumer choices among pasta products includes fresh, refrigerated pasta, mass-produced dried pasta and specialty produced dried pasta such as that of the Company. Distributors of fresh refrigerated pasta include Catalina, while distributors of other specialty dried pastas include Al Dente, Pasta Mama and Elenas. Distributors of mass-produced pasta are even more numerous. The Company competes with a variety of distributors of dried pasta, both locally, nationally, and internationally.

     The Company's business plan contemplates that the Company will seek to distinguish itself through the quality and taste of its products, as well as the service provided to its customers. Management continually strives to upgrade and diversify its product offerings while maintaining the quality of its products. The Company also hopes to develop a loyal following in its retail customers through direct sales and gift basket distributions.


Pricing.
--------

     The Company's products are marketed as specialty, gourmet food items, on the upper-end price scale for similar products. Management does not perceive the price of the Company's products as a deterrent to consumers, and allows some latitude for the Company to cover its costs and realize a reasonable profit. The Company currently markets its pasta from $2.99 to $6.00 per package retail, $25.80 per carton for wholesale distribution and $29.95 and $39.95 respectively, for direct sales of gift boxes and gift baskets. Prices may change in the future depending upon the price of raw materials, shipping and other factors affecting the Company's cost.


Government Regulation.
----------------------

     The Department of Agriculture regulates scale accuracies of the Company. The Company is required to be accurate in its representations regarding weight of the contents of its packages, that is, each package must actually contain product which meets or exceeds the stated amount of product. The Company is also required to accurately report the product ingredients and nutritional values on its product labels. In addition to packaging regulations, the Company is regulated by the Department of Health and environmental codes regarding cleanliness standards in food preparation.


Employees and Consultants.
--------------------------

     The Company currently employs nine individuals, including its president and chief executive officer. Of those individuals, only the president is employed on a full-time basis, and the remainder are part-time, depending on the needs of the Company. The president is responsible for overseeing all of the Company's operations as well as strategic planning, product development and marketing. Other employees include a production manager, production assistant and shipping and receiving personnel.

     The Company employs additional part-time, seasonal help to assist in packaging gift baskets during holiday time. Management does not perceive retaining qualified help to be material to the Company's business. With the exception of the Company's president, all of its employees are paid on an hourly basis and none of the employees are subject to collective bargaining agreements with the Company. The Company also retains independent consultants to assist with administrative functions, such as bookkeeping, accounting and legal services. Such individuals are retained at hourly rates customary in the industry.


Facilities.
-----------

     The Company leases its administrative and production facilities from an unrelated third party. This space, consisting of approximately 1600 square feet, is characterized as warehouse and is located in a rural community south of Denver. The space is divided between production, packaging, shipping and receiving and administrative areas. Management deems these facilities to be adequate for the Company's needs for the foreseeable future.

     The space is rented on an annual basis at the rate of $550 per month, which lease currently expires February 1, 2001. Management believes the lease can be renewed on acceptable terms for the foreseeable future.


Item 2. Description of Property.
================================

     The Company owns no real property as of the date of this Report. The Company leases its production facility and administrative offices pursuant to an annual lease with the landlord. Management deems such arrangement to be adequate for the Company's needs for the foreseeable future.


Item 3. Legal Proceedings.
==========================

     The Company knows of no legal proceeding to which it is a party or to which any of its property is subject which are either pending, threatened or contemplated, nor are there any unsatisfied judgments against the Company.


Item 4. Submission of Matters to a Vote of Security Holders.
============================================================

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
=================================================================


Potentially Limited Trading Market.
----------------------------------

     There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities, but the Company may initiate such discussions in the future.


Market Price
------------

     The Company's Common Stock is not quoted at the present time.


Holders
-------

     There are 21 holders of the Company's Common Stock as of the date of this Report.


Item 6. Managements' Discussion and Analysis or Plan of Operation
=================================================================

     Introduction. Villa Pasta, Inc. operates in the specialty food industry as a maker of fine pasta and related products which are sold in supermarkets and specialty stores in Colorado and other locations in the United States. The Company was originally organized as a limited liability company under the laws of the State of Colorado in July, 1995. In April, 1999, the Company was converted to a corporation under the laws of the State of Colorado. This transaction was treated as a reorganization for financial statement purposes, with the then-existing members exchanging 100% of their membership interest for 900,000 shares of Common Stock. The financial statements included in this Report for the years ended December 31, 1999 and 1998 include its operations as a limited liability company through March 31, 1999.

     Certain statements contained in this Report may be "forward looking" in nature. Such statements are identified by words such as "anticipates," "expects," "believes" and "hopes." Investors are cautioned not to put undue reliance on these forward looking statements, as they do not represent statements of fact. These forward looking statements are subject to future events affecting the Company and its operations, including the availability of working capital, competition, consumer eating habits and the overall state of the domestic and worldwide economy. Many of these factors are beyond the control of the Company. Except as otherwise required by applicable securities laws, the Company disclaims any obligation or intent to update these forward looking statements.


Liquidity and Capital Resources.
-------------------------------

     December 31, 1999.
     ------------------
     At December 31, 1999, management believed the Company had sufficient liquidity and capital to meet its needs for the next twelve months. This assumes limited funds are spent on marketing and promotion. In order for the Company to become profitable, managements believes marketing must be increased. At December 31, 1999, the Company had working capital of $49,256, consisting of current assets of $60,038 and current liabilities of $10,782. Working capital at December 31, 1999 represented an increase of $26,012 from fiscal year end December 31, 1998. That increase resulted from a private placement conducted by the Company during the second quarter of the current fiscal year, discussed below.

     The Company has extremely limited capitalization and working capital. Since inception, the Company has received approximately $48,750 in funding from contributions from its original founders and the sale of securities to investors in a private placement. A portion of the working capital was spent on professional fees and expenses, including legal and accounting fees to be incurred in connection with this Report and filing with the SEC. Remaining funds must be used by the Company to pay operating expenses. As a result, very limited funds remain for additional marketing and promotion. There is no assurance that existing capital will be sufficient to achieve the Company's objectives.

     Capital requirements for the next twelve months include cash to pay vendors, employees and other general and administrative expenses pending collection of accounts receivable. Management believes the Company has sufficient assets for that purpose for the foreseeable future. Most of the Company's customers are large supermarket chains or established specialty food stores, so collection of accounts receivable has not been an issue for the Company to date. The Company's production operations are not highly automated, so acquisition of additional property and equipment is not expected to represent a material expenditure in the foreseeable future. Finally, the Company leases its administrative and production facilities, so substantial additional capital is not required for that purpose.

     Liabilities of the Company at December 31, 1999 consisted of trade accounts payable and other expenses accrued in the ordinary course of business. The Company has no long-term debt, and it is not expected that borrowing will be necessary in the foreseeable future. Historically, the Company has relied on periodic advancements from the owner to finance short-term capital requirements. However, with the private placement discussed below, such borrowing should not be necessary for the foreseeable future.

     In the second quarter of 1999, the Company conducted a private placement of its Common Stock pursuant to exemptions from the registration requirements of Federal and state law. The Company sold an aggregate of 155,000 shares of Common Stock at a price of $.25 per share for aggregate proceeds of $38,750. Sales were made by an officer and director of the Company and accordingly, no commissions were paid in connection with that offering. A portion of those proceeds were used to repay outstanding indebtedness to a related party and the balance was available for operations.

     For the year ended December 31, 1999, and after taking into account its net loss for the period, the Company's operations provided approximately $2,954 in cash. Cash provided by operations was supplemented by cash produced from financing activities, specifically the private placement. As a result, the Company's cash increased $32,074 during the year ended December 31, 1999. This compares to the year ended December 31, 1998, when the Company's cash decreased an aggregate of $16,838.

     December 31, 1998.
     ------------------
     At December 31, 1998, the Company had working capital of $23,244, consisting of current assets of $36,516 and current liabilities of $13,272. The Company also had additional liabilities of $11,452, representing indebtedness to a related party. In the opinion of management, the Company's financial condition at December 31, 1998 warranted additional efforts to increase liquidity and available capital. As a result, the private placement discussed above was conducted.

     Operation of the Company for the year ended December 31, 1998 used $13,241 of cash. The Company also spent $2,180 on capital expenditures and approximately $5,000 on distributions to its owners. Partially offsetting this adverse effect on cash flow was advances from members in the amount of $3,576. However, the Company's cash decreased an aggregate of $16,838, leaving the Company approximately $4,000 entering fiscal 1999. Proceeds from the private placement were used to remedy this situation.


Results of Operations.
----------------------

     Year Ended December 31, 1999.
     -----------------------------
     During the year ended December 31, 1999, the Company realized a net loss of $28,588 on revenues of $123,192. That represents an increase in the net loss for the year ended December 31, 1998, when the Company realized a net loss of $4,356 on total revenues of $115,559. Sales increased very slightly from 1998 to 1999, up approximately 6.5%. Management believes substantial additional marketing is necessary to raise sales significantly. However, with the Company's current financial condition, little capital is available for that purpose. Accordingly, it is anticipated that sales will continue at its present level for the foreseeable future. Management may explore an acquisition as a means of expanding sales. However, none is planned at this time.

     The Company's gross margin remained constant at 55% for each year. The single greatest factor contributing to the increased loss for the 1999 period was the compensation expense related to issuance of stock to an officer of the Company for services rendered in connection with the reorganization to a corporation and consulting in connection with the

Company's business. The amount of the expense was based on a value of $.25 per share, the price at which the Company was offering stock to investors beginning in March, 1999.

     A substantial portion of the Company's sales are recorded in the fourth fiscal quarter, commensurate with the holiday season. During 1999, almost 50% of sales were made in the fourth quarter. At that time of the year, sales of the Company's gift baskets increase substantially with sales to corporate and other special purchasers.

     General and administrative expenses remained constant from the year ended December 31, 1998 to the year ended December 31, 1999. A portion of those expenses are attributable to legal and accounting fees incurred by the Company during 1999 in connection with the private placement and preparation and filing of a registration statement. Other general and administrative expenses remained generally constant.

     Year Ended December 31, 1998 Compared to December 31, 1997.
     -----------------------------------------------------------
     For the year ended December 31, 1998, the Company reported a net loss of $4,356 on sales of $115,559. This compares to a profit of $2,671 on sales of $103,899 for the year ended December 31, 1997. The Company's gross margin remained generally constant from 54% for 1997 to 55% for 1998. The difference in results of operations for 1998 compared to 1997 is therefore attributable to the increase in sales, and the increase in general and administrative expenses from $53,295 for the year ended December 31, 1997 to $67,750 for the year ended December 31, 1998. This increase is primarily attributable to higher overhead due to location change of the facility and increased payroll expenses.


Item 7. Financial Statements
============================

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
================================================================================

     The Company has retained its accountants, Cordovano and Harvey, P.C., 201 Steele Street, Suite 300, Denver, Colorado 80206 since its conversion to a corporation and there are no disagreements with the findings of said accountants.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
================================================================================

     The following  individuals presently serve as officers and directors of the
Company:

    Name                Age                         Position
----------------       ----              ---------------------------------------
Craig Van Scoten        46               President, Treasurer and Director

Michael Wolf            46               Vice President, Secretary and Director

     Mr. Van Scoten should be considered a "founder" and "parent" of the Company (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as he has taken initiative in founding and organizing the business of the Company. Mr. Van Scoten served as the Manager of the predecessor limited liability company since its inception in July of 1995.

     Messrs. Van Scoten and Wolf serve as directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualify. Each individual serves as an officer at the will of the Board of Directors. Each individual has served in his current capacity since the Company's conversion from a limited liability company in April of 1999.

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

Craig Van Scoten:
-----------------
     Since 1995, Mr. Van Scoten has acted as President, owner and operator of Villa Pasta, Inc. and its predecessor Villa Pasta, Limited Liability Company. From 1992 to 1994, Mr. Van Scoten served as a securities salesman with Tamaron Securities, a retail securities broker-dealer located in Englewood, Colorado. Mr. Van Scoten earned a Bachelor of Science in business administration from Plymouth State College in Plymouth, New Hampshire in 1976 and attended the Restaurant School of Philadelphia in Philadelphia, Pennsylvania from 1976 to 1977.

Michael Wolf:
-------------
     In April of 1999, Mr. Wolf joined Villa Pasta, Inc. as the Vice President and Secretary of the corporation. He devotes only a minor portion of his time to the affairs of the Company. In 1976, Mr. Wolf acted as a founder and one of the original partners of Epicurean Catering, a private Colorado corporation currently having revenues of approximately $10,000,000. Mr. Wolf sold his share of the business to his partner in 1991, and since that time has served as vice president of finance and administration for Epicurean Catering. In that capacity Mr. Wolf oversees approximately 125 employees and the financial affairs of that entity in conjunction with the president. Epicurean Catering's market is primarily large-scale commercial special events. Mr. Wolf earned a Bachelor of Science in business administration with a major in hotel/restaurant management from the University of Denver in 1974.

     No family relationships exist between either of the officers and directors of the Company.


Item 10. Executive Compensation
===============================

     Mr. Van Scoten currently receives an annual salary of $26,000 to act as President of the Company. Mr. Van Scoten does not currently have an employment contract and receives no benefits or bonuses from the Company. In 1999, Mr. Wolf received 100,000 shares of stock in exchange for consulting and marketing services rendered to the Company valued in the amount of $25,000. Specifically, Mr. Wolf has made introductions within the food services industry and provided sales leads, offered advice and counsel on web site design and other marketing concepts, and provided general business consulting. The Company does not currently have a stock option plan.

     The Company's directors presently serve without compensation, but are entitled to reimbursement for reasonable and necessary expenses incurred on behalf of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management
=======================================================================

     As of the date of this Report, there were a total of 1,155,000 shares of Common Stock of the Company outstanding, the only class of voting securities of the Company currently outstanding.

     The following tabulates holdings of Common Stock of the Company by each person who holds of record, or is known by management of the Company to own beneficially, more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The shareholders listed below have sole voting and investment power. All ownership of securities is direct ownership unless otherwise indicated.

     Name and Address          Number of Shares     Percent of Voting Securities
-----------------------------  ----------------     ----------------------------
Craig Van Scoten                    900,000                   77.92%
581 County Line Road, Suite B
Palmer Lake, CO 80133

Michael Wolf                        100,000                    8.66%
3430 East Geddes Drive
Littleton, CO 80122

All Officers and Directors

as a Group (2 persons)            1,000,000                   86.58%

Each of the individuals listed in the foregoing table are officers and directors of the Company.


Changes In Control.
-------------------

     The Company knows of no arrangements, including the pledge by any person of securities of the Company, which may result in a change of control of the Company in the future.


Item 12. Certain Relationships and Related Transactions
=======================================================


Initial Capitalization.
-----------------------

     On April 6, 1999, the Company issued 900,000 shares of Common Stock to Mr. Van Scoten and 100,000 shares of Common Stock to Mr. Wolf in completion of its initial capitalization. The shares issued to Mr. Van Scoten were issued in exchange for his membership interest in the predecessor limited liability company and were valued at $21,025. The shares issued to Mr. Wolf for services rendered in connection with the organization of the Company and valued at $25,000 for purposes of that transaction. Messrs. Van Scoten and Wolf were the only members of the Board of Directors approving those transactions.

     During the two years ended December 31, 1999, Mr. Van Scoten advanced funds to the Company for working capital purposes. At December 31, 1999 and 1998, the amount outstanding from Mr. Van Scoten was $1,822 and $11,452, respectively. All of these amounts accrued interest and were payable on demand. The amount of $9,630 was repaid by the Company during the year ended December 31, 1999, and $1,822 remained outstanding. The Company is of the opinion that the foregoing transactions were no less favorable than could have been obtained from an unaffiliated third party.


                                     PART IV


Item 13. Exhibits and Reports on Form 8-K AND Financial Statements.
===================================================================

(a)  Exhibits
     --------
     Except as otherwise indicated, each of the following documents was included as an exhibit to the Company's Registration Statement on Form 10-SB filed under the Securities Act of 1934, File No. 0-28447 and is incorporated herein by this reference.


Item 1.  Exhibit Index                                     Sequential
                                                           page number

No.      Description

(1)  Not applicable

(2)  Not applicable

(3)  Charters and by-laws

     (i) Articles of Incorporation, as filed with the Colorado Secretary of State on April 6, 1999.

     (ii) Bylaws

(4)  Not applicable

(5)  Not applicable

(6)  Not applicable

(7)  Not applicable

(8)  Not applicable

(9)  Not applicable

(10) Not applicable

*(27) Financial Data Schedule

*  Filed herewith

(b)  Reports on Form 8-K.
     --------------------
     None.

                                    PART F/S

Item 7: Financial Statements
============================

                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)

                          Index to Financial Statements

                                                                            Page

Independent auditors' report................................................F-2

Balance sheet, December 31, 1999............................................F-3

Statements of operations, for the years ended
      December 31, 1999 and 1998............................................F-4

Statement of shareholders' equity, from January 1, 1998 through
     December 31, 1999......................................................F-5

Statements of cash flows, for the years ended December 31, 1999 and 1998....F-6

Notes to financial statements...............................................F-8

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Villa Pasta, Inc. (formerly Villa Pasta, LLC)


We have audited the accompanying balance sheet of Villa Pasta, Inc. (formerly Villa Pasta, LLC), a Colorado corporation, as of December 31, 1999 and the related statements of operations, shareholders' equity/members' capital and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Pasta, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Cordovano and Harvey, P.C.
Denver, Colorado

March 24, 2000


                                      VILLA PASTA, INC.
                                 (Formerly Villa Pasta, LLC)

                                        BALANCE SHEET


                                      December 31, 1999

                                     ASSETS

Current assets:
     Cash...........................................................................$     36,084
     Receivables

        Trade, net of allowance of $1,000...........................................       7,790
     Inventories, at lower of cost or market (Note C)...............................      16,164
                                                                                    ---------------
                                                               Total current assets       60,038

Property and equipment, less accumulated
      depreciation of $15,876.......................................................       5,485

Other assets........................................................................       1,482
                                                                                    ---------------
                                                                                    $     67,005
                                                                                    ===============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade....................................................... $      3,401
     Other current liabilities:
        Due to officer (Note B).....................................................       1,822
        Accrued salaries and payroll taxes..........................................         534
        Other accrued expenses......................................................       5,025
                                                                                    ---------------
                                                         Total current liabilities        10,782
                                                                                    ---------------

Shareholders' equity (Note F):

     Preferred stock, no par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding...........................................        -
     Common stock, no par value; 50,000,000 shares authorized;
        1,155,000 shares issued and outstanding.....................................      84,775
     Retained deficit...............................................................     (28,552)
                                                                                    ---------------
                                       Total shareholders' equity/members' capital        56,223
                                                                                    ---------------
                                                                                    $     67,005
                                                                                    ===============




                     See accompanying notes to the financial statements.


                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)

                            STATEMENTS OF OPERATIONS


                                                                                             For the Years Ended
                                                                                                  December 31,
                                                                                    ----------------------------------------
                                                                                          1999                     1998
                                                                                    ---------------          ---------------
Net sales...........................................................................$    123,192             $    115,559

Cost of sales.......................................................................      54,796                   51,619
                                                                                    ---------------          ---------------
                                                                      Gross profit        68,396                   63,940
Other costs and expenses:
     Selling, general and administrative expenses...................................      70,903                   67,750
     Stock based compensation consulting (Note B)...................................      25,000                     -
     Provision for doubtful accounts................................................       1,081                      546
                                                                                    ---------------          ---------------
                                                                                         (96,984)                 (68,296)
                                                                                    ---------------          ---------------
                                                          Loss before income taxes       (28,588)                  (4,356)


Provision for income taxes (Note E):

     Current........................................................................       5,442                     -
     Deferred.......................................................................      (5,442)                    -

                                                                          Net loss  $    (28,588)            $     (4,356)
                                                                                    ===============          ===============

Pro forma information (Note A):

     Pro forma loss before income taxes.............................................$    (28,588)            $     (4,356)
     Pro forma provision for income taxes:

        Current.....................................................................       6,852                      839
        Deferred....................................................................      (6,852)                    (839)
                                                                                    ---------------          ---------------
                                                                Pro forma net loss  $    (25,288)            $     (4,356)
                                                                                    ===============          ===============

Basic loss per common share.........................................................$      (0.03)            $       *
                                                                                    ===============          ===============
Weighted average common shares outstanding..........................................   1,091,250                  900,000
                                                                                    ===============          ===============

Basic pro forma loss per share on common stock......................................$      (0.03)            $       *
                                                                                    ===============          ===============
Pro forma weighted average number of shares outstanding.............................   1,091,250                  900,000
                                                                                    ===============          ===============


* Less than $.01 per share

               See accompanying notes to the financial statements.



           (Formerly Villa Pasta, LLC)

             STATEMENT OF SHAREHOLDERS' EQUITY/MEMBERS' CAPITAL


    January 1, 1998 through December 31, 1999
                                                                 Preferred Stock        Common Stock
                                                    Members'    -----------------  ---------------------    Retained
                                                    Capital     Shares    Amount      Shares     Amount     Earnings      Total
                                                   ---------    -------   -------  -----------   -------   ----------   ----------

Balance, January 1, 1998...........................$ 30,338     $ -       $ -       $    -       $  -      $    -       $ 30,338

    Distributions..................................  (4,993)      -         -            -          -           -         (4,993)

    Net loss.......................................  (4,356)      -         -            -          -           -         (4,356)
                                                   ---------    -------   -------  -----------   -------   ----------   ----------
               Balance, December 31, 1998            20,989       -         -            -          -           -         20,989



    Net income prior to reorganization.............      36       -         -            -          -           -             36
                                                   ---------    -------   -------  -----------   -------   ----------   ----------


                                                     21,025       -         -            -          -           -         21,025

    Reorganization from a limited liability
       company to a corporation (Note A)........... (21,025)      -         -         900,000     21,025        -           -

    Deferred taxes relating to the reorganization
      (Note E).....................................    -          -         -            -          -         (1,179)     (1,179)

    Issuance of common stock in exchange for
      services, valued at $.25 per share (Note B)..    -          -         -         100,000     25,000        -         25,000

    Sale of common stock at $.25 per share
      (Note F).....................................    -          -         -         155,000     38,750        -         38,750

    Net loss after reorganization..................    -          -                      -                   (27,373)    (27,373)
                                                   ---------    -------   -------  -----------   -------   ----------   ----------
               Balance, December 31, 1999          $   -          -       $ -      $1,155,000    $84,775   $ (28,552)   $ 56,223
                                                   =========    =======   =======  ===========   =======   ==========   ==========


              See accompanying notes to the financial statements.




                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)


                            STATEMENTS OF CASH FLOWS


                                                                                             For the Years Ended
                                                                                                  December 31,
                                                                                    ----------------------------------------
                                                                                          1999                     1998
                                                                                    ---------------          ---------------
OPERATING ACTIVITIES
     Net loss.......................................................................$    (28,588)            $     (4,356)

     Transactions not requiring cash:
        Depreciation................................................................       3,712                    3,593
        Common stock exchanged for services (Note B)................................      25,000                     -

     Changes in current assets and current liabilities:

        (Increase) decrease in accounts receivable, inventories
           and other current assets.................................................       7,070                  (12,359)
        Increase (decrease) in accounts payable and accrued expenses................      (4,240)                    (119)
                                                                                    ---------------          ---------------
                                                    NET CASH PROVIDED BY (USED IN)
                                                             OPERATING ACTIVITIES          2,954                  (13,241)
                                                                                    ---------------          ---------------
INVESTING ACTIVITIES
     Capital expenditures...........................................................        -                      (2,180)
                                                                NET CASH (USED IN)  ---------------          ---------------
                                                              INVESTING ACTIVITIES          -                      (2,180)
                                                                                    ---------------          ---------------
FINANCING ACTIVITIES
     Sale of common stock...........................................................      38,750                     -
     Borrowings from members/officers (Note B)......................................        -                       3,576
     Repayments to members/officers (Note B)........................................      (9,630)                    -
     Members' distributions.........................................................        -                      (4,993)
                                                    NET CASH PROVIDED BY (USED IN)  ---------------          ---------------
                                                             FINANCING ACTIVITIES         29,120                   (1,417)
                                                                                    ---------------          ---------------

                                                               NET CHANGE IN CASH         32,074                  (16,838)
Cash, beginning of year.............................................................       4,010                   20,848
                                                                                    ---------------          ---------------
                                                                 CASH, END OF YEAR  $     36,084             $      4,010
                                                                                    ===============          ===============




               See accompanying notes to the financial statements.


                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)


                            STATEMENTS OF CASH FLOWS


                                                                                             For the Years Ended
                                                                                                  December 31,
                                                                                    ----------------------------------------
                                                                                          1999                     1998
                                                                                    ---------------          ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

     Interest.......................................................................$       -                $       -
                                                                                    ===============          ===============
     Income taxes...................................................................$       -                $       -
                                                                                    ===============          ===============

NON-CASH FINANCING TRANSACTIONS
     Common stock issued for members' capital (Note A)..............................$     21,025             $       -
                                                                                    ===============          ===============


               See accompanying notes to the financial statements.

                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
===================================================================


Description of operations and recent reorganization
---------------------------------------------------
Villa Pasta, Inc. (the "Company") was incorporated in Colorado on April 6, 1999 to act as the successor to Villa Pasta, LLC (the "LLC"). Effective April 1, 1999, the LLC reorganized (the "Reorganization") and the existing members exchanged 100 percent of their membership interests for 900,000 common shares of the Company. This transaction was a reorganization of entities under common control, and accordingly, it was accounted for at historical cost.

The Company is a maker of fine pastas that are sold in supermarkets and specialty stores across the United States.


Use of estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.


Pro forma financial information
-------------------------------
Pro forma provision for income taxes and pro forma net income.

Prior to the reorganization, Villa Pasta was organized as a limited liability company and consequently, was not subject to income tax. A pro forma provision for income taxes for the years ended December 31, 1999 and 1998 has been presented for purposes of comparability as if the Company had been a taxable entity for all periods presented.


Pro forma loss per share.
-------------------------
The Company reports pro forma loss per share using a dual presentation of basic and diluted pro forma loss per share. Basic pro forma loss per share excludes the impact of common stock equivalents and preferred stock dividends. Diluted pro forma loss per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents. The Company has a simple capital structure for the years presented, therefore, there is no variance between the basic and diluted loss per share.


Pro forma  weighted  average  shares  outstanding  at December 31, 1999 and
1998.
---------------------------------------------------------------------------
Pro forma weighted average common shares outstanding for December 31, 1998 represents the weighted average number of common shares issued in the Reorganization. Pro forma weighted average shares outstanding for December 31, 1999 represents the weighted average of, for the period prior to the Offering (see Note F), common shares issued in the Reorganization and, for the period subsequent to the Offering, the total number of common shares outstanding.

                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
==============================================================================


Year end
--------
The Company operates on a year ending on December 31.


Financial instruments and cash equivalents
------------------------------------------
The Company's financial instruments consist of cash, receivables, accounts payable, indebtedness to related parties, and accrued expenses. The carrying value of these financial instruments approximates fair value because of their short-term nature. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less.


Inventories
-----------
Inventories are valued at the lower of cost or market as determined by the average cost method.


Property, equipment and depreciation
------------------------------------
Property and equipment are recorded at cost. Depreciation is calculated under the straight-line method over the estimated useful life of the respective capital assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.


Revenue recognition
-------------------
Revenue from sales is recognized at the time the product is delivered.


Stock-based compensation
------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to follow the provisions of APB 25 for employees and SFAS No. 123 for non-employees during the year ended December 31, 1999.


Reclassifications
-----------------
Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 presentation.

                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)

                        NOTES TO THE FINANCIAL STATEMENTS




NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED



Recently issued accounting pronouncements

The Company has adopted the following new accounting pronouncements for the year ended December 31, 1999. SFAS No. 133, "Accounting for Derivative Instruments and Hedging activities," requires an entity to recognize all derivatives on a balance sheet, measured at fair value. Statement of Positions ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal use." This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The company will continue to review these new accounting pronouncements over time to determine if any additional disclosures are necessary based on evolving circumstances. SFAS No. 137, issued in June 1999, amended the implementation date for SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.


NOTE B: RELATED PARTY TRANSACTIONS
----------------------------------
Certain officers have provided non-interest bearing cash advances to the Company for working capital purposes. During the years ended December 31, 1999 and 1998 working capital transactions were as follows:

                                       December 31,
                                ------------------------
                                  1999            1998
                                ---------       --------
Cash advances                   $    -           $3,576
Repayment of advances           $ 9,630          $   -

At December 31, 1998 $11,452 was owed to an officer of the Company. During the year ended December 31, 1999, the Company repaid the officer $9,630, which reduced the obligation to $1,822 at December 31, 1999.

On April 6, 1999, the Company issued 100,000 shares of its no par value common stock to a director in exchange for consulting services relating to the Company's incorporation and operations. The Board of Directors valued the transaction at the fair value of the common stock, $.25 per share. The Board of Directors considered contemporaneous equity transactions and other analysis to determine the fair value of the common stock. The accompanying financial statements present stock-based compensation expense of $25,000.

                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)

                        NOTES TO THE FINANCIAL STATEMENTS



NOTE C: INVENTORIES
===================

Inventories consisted of the following as of December 31, 1999:

Ingredients             $ 1,122
Packaging                 7,753
Finished product          7,289
                 ------------------
                        $16,164
                 ==================


NOTE D: PROPERTY AND EQUIPMENT
==============================

Listed below are the major classes of property and equipment as of December 31, 1999:

Office equipment                        $ 3,191
Furniture and fixtures                      612
Pasta-making equipment                   17,558
                                  -----------------
                                         21,361
Accumulated depreciation                (15,876)
                                  -----------------
                                        $ 5,485
                                  =================

Depreciation expense was $3,712, and $3,593 for the years ended December 31, 1999 and 1998.


NOTE E: INCOME TAXES
====================
The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

In connection with the reorganization from a limited liability company to a corporation, the Company recorded deferred income taxes as of April 1, 1999 and a one-time charge to earnings of $1,179.

The total income tax provision for the nine months ended December 31, 1999 has been allocated as follows:

Arising from reorganization        $ 1,179
Subsequent to reorganization        (6,621)
Valuation allowance                  5,442
                                  ----------
                                  ----------
                                   $   -
                                  ==========

                                VILLA PASTA, INC.
                           (Formerly Villa Pasta, LLC)

                        NOTES TO THE FINANCIAL STATEMENTS



NOTE E: INCOME TAXES, CONTINUED
===============================

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the nine months subsequent to reorganization.

U.S. federal statutory graduated rate                   15.00%
State income tax rate, net of federal benefit            4.04%
Net operating loss for which no tax
   benefit is currently available-                     -19.04%
                                                    --------------
                                                    --------------
                                                         0.00%
                                                    ===============

The above net deferred tax asset is due to a net operating loss of $27,373, which is offset by a valuation allowance of $5,442.

The change in the valuation allowance for the nine months ended December 31, 1999 was $5,442. Net operating loss carryforwards at December 31, 1999 will begin expire in 2019. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.


NOTE F: SHAREHOLDERS' EQUITY
============================


Preferred stock
---------------
The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights.


Confidential private offering of common stock
---------------------------------------------
In April of 1999 the Company offered for sale 4,000,000 shares of its no par value common stock for $.25 per share pursuant to the provisions of Regulation D, Rule 504 of the Securities Act of 1933, as amended (the "Act"). The Company sold 155,000 shares for proceeds of $38,750. The shares were offered through officers of the Company and there were no offering costs incurred.


NOTE G: OPERATING LEASE
=======================
The Company entered into an operating lease on February 1, 1999 for space to conduct its operations. The lease commenced February 1, 1999 and expires February 1, 2000. Monthly payments under the lease total $525. Rent expense on the space totaled $6,250 and $5,400 for the years ended December 31, 1999 and 1998, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Villa Pasta, Inc.


By:  /s/ Craig Van Scoten                                 Date:  April 14, 2000
         ---------------------------                      ---------------------
         Craig Van Scoten, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2000.


/s/  Craig Van Scoten                                           April 14, 2000
     ----------------------------------------------             --------------
     Craig Van Scoten, President, Treasurer and Director              Date



/s/  Michael L. Wolf                                            April 14, 2000
     ---------------------------------------------------------  --------------
     Michael L. Wolf, Vice President, Secretary and Director         Date