Form 10QSB
period 2000-03-31
VILLA PASTA INC
filed 2000-05-15
CIK 1084008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2000                 Commission File Number 0-28447
                   --------------                                        -------


                                VILLA PASTA, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                    84-1313551
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


581 County Line Road, Suite B, Palmer Lake, Colorado                     80133
----------------------------------------------------                   ---------
    (Address of principal executive offices)                          (Zip code)


                                 (719) 481-6815
               --------------------------------------------------
              (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X    No
                                        ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                         1,155,000
--------------------------          --------------------------------------------
       Class                        Number of shares outstanding at May 10, 2000

--------------------------------------------------------------------------------
                     This document is comprised of 11 pages.

FORM 10-QSB
1ST QUARTER
                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet, March 31, 2000 (Unaudited)....................  3

     Condensed statements of operations, three months ended
        March 31, 2000 (Unaudited) and 1999 (Unaudited).....................  4

     Condensed statements of cash flows, three months ended
        March 31, 2000 (Unaudited) and 1999 (Unaudited).....................  5

     Notes to condensed financial statements (Unaudited)....................  6

     Item 2.  Management's Discussion and Analysis..........................  7

PART II - OTHER INFORMATION.................................................  7

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures.............................................................  8


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I.  Item 1.  Financial information
------            ---------------------


                                VILLA PASTA, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2000

                                     ASSETS

Current assets:
     Cash.......................................................$        37,167
     Accounts receivable........................................          4,152
     Inventories, at lower of cost or market....................         12,424
                                                                ----------------
                                        Total current assets             53,743

Property and equipment, less accumulated depreciation
     of $16,794.................................................          4,567

Other assets....................................................          1,195
                                                                ----------------

                                                                $        59,505
                                                                ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................$           519
     Due to officer (Note B)....................................            982
     Accrued expenses...........................................          4,333
                                                                ----------------
                                   Total current liabilities              5,834
                                                                ----------------

Shareholders' equity:
     Preferred stock, no par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding.......................           -
     Common stock, no par value; 50,000,000 shares authorized;
        1,155,000 shares issued and outstanding.................         84,775
     Retained deficit...........................................        (31,104)
                                                                ----------------
                                  Total shareholders' equity             53,671
                                                                ----------------

                                                                $        59,505
                                                                ================


            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
                                                     2000           1999
                                                 ------------   ------------
Net Sales                                        $    15,640    $    18,089

Cost of sales....................................      7,084          7,990
                                                 ------------   ------------
                                 Gross profit          8,556         10,099


Selling, general and administrative expenses.....     11,108         10,063
                                                 ------------   ------------
                      Operating (loss) income         (2,552)            36


Income taxes (Note C)............................       -              -
                                                 ------------   ------------
                            Net (loss) income    $    (2,552)   $        36
                                                 ============   ============


Pro forma information (Note A):
    Historical (loss) income before income taxes.$    (2,552)   $        36
    Pro forma provision for income taxes:
       Current...................................       -                 5
       Deferred..................................       -                (5)
                                                 ------------   ------------
                  Pro forma net (loss) income    $    (2,552)   $        36
                                                 ============   ============

Basic loss per common share......................$      *       $      *
                                                 ============   ============
Weighted average common shares outstanding.......  1,155,000        900,000
                                                 ============   ============

Basic pro forma loss per common share............$      *       $      *
                                                 ============   ============
Pro forma weighted average common
    shares outstanding...........................  1,155,000        900,000
                                                 ============   ============

*  Less than $.01 per common share


            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
                                                     2000           1999
                         NET CASH PROVIDED BY    ------------   ------------
                         OPERATING ACTIVITIES    $     1,923    $    11,670
                                                 ------------   ------------

FINANCING ACTIVITIES
     Repayments to members/officers (Note B).....       (840)       (10,209)
                           NET CASH (USED IN)    ------------   ------------
                         FINANCING ACTIVITIES           (840)       (10,209)
                                                 ------------   ------------

NET CHANGE IN CASH...............................      1,083          1,461

Cash, beginning of period........................     36,084          4,010
                                                 ------------   ------------

CASH, END OF PERIOD..............................$    37,167    $     5,471
                                                 ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest......................$      -       $      -
                                                 ============   ============
     Cash paid for income taxes..................$      -       $      -
                                                 ============   ============



            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2000


Note A: Presentation and reorganization
        -------------------------------

Basis of presentation
---------------------
The financial statements presented herein have been prepared by Villa Pasta, Inc. (the "Company") in accordance with the accounting policies in its Form 10-KSB dated December 31, 1999 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.


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


Pro forma financial information
-------------------------------

Pro forma provision for income taxes and pro forma net income:

Prior to the reorganization, Villa Pasta was organized as a limited liability company and consequently, was not subject to income tax. A pro forma provision for income taxes for the quarter ended March 31, 1999 has been presented for purposes of comparability as if the Company had been a taxable entity for all periods presented.

Pro forma weighted average shares outstanding:

Pro forma  weighted  average  common  shares  outstanding  for  March  31,  1999
represents  the  weighted   average  number  of  common  shares  issued  in  the
Reorganization.


Note B: Related party transactions
        --------------------------
At December 31, 1999, $1,822 was owed to an officer of the Company. During the three months ended March 31, 2000, the Company repaid the officer $840, which reduced the obligation to $982 at March 31, 2000.

                                VILLA PASTA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2000


Note C: Income taxes
        ------------
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I.  Item 2.  Management's Discussion and Analysis
-------           ------------------------------------

                                   VILLA PASTA

                                 March 31, 2000

RESULTS OF OPERATIONS
---------------------
The Company operates in the specialty food industry as a maker of fine pasta and related products, which are sold in supermarkets and specialty stores in Colorado and other locations in the United States.

During the three months ended March 31, 2000, the Company realized a net loss of $2,552 on revenues of $15,640. That represents an increase in the net loss from the three months ended March 31, 1999, when the Company recognized net income of $36. Sales decreased from the first quarter of 1999 to the first quarter of 2000, down approximately 13.5 percent. Management believes substantial additional marketing is necessary to raise sales significantly. However, the Company currently has little capital available for that purpose. It is anticipated that sales will remain at a constant level for the foreseeable future.

The Company's gross margin remained constant at approximately 55 percent for the first quarter of 1999 and the first quarter of 2000. The main factors contributing to the net loss for the three months ended March 31, 2000 were the increased manufacturing wages and wages paid to officers during the quarter. The slight increase in selling, general and administrative expenses was principally due to the increase in officer salaries.


FINANCIAL CONDITION
-------------------
At March 31, 2000, management believed the Company had sufficient liquidity and capital to meet its needs for the next twelve months. This assumes limited funds are spent on marketing and promotion. In order for the Company to become profitable, management believes marketing must be increased. At March 31, 2000, the Company had working capital of $47,909, consisting of current assets of $53,743 and current liabilities of $5,834. Working capital at March 31, 2000 represented a decrease of $1,347 from December 31, 1999 and an increase of $33,905 from March 31, 1999. The increase resulted from a private placement conducted by the Company during the second quarter of 1999.

Capital requirements for the next twelve months include cash to pay vendors, employees and other general and administrative expenses pending the collection of accounts receivable. Most of the Company's customers are large supermarket chains or established specialty food stores, so collection of accounts receivable has not been an issue for the Company to date.

-----------------------------------------------

                                   VILLA PASTA

                                 March 31, 2000

Liabilities of the Company at March 31, 2000 consisted of trade accounts payable, indebtedness to an officer and other accrued expenses in the ordinary course of business. The Company has no long-term debt, and it is not expected that borrowing will be necessary in the foreseeable future. Historically, the Company has relied on periodic advancements from a shareholder (former member) to finance short-term capital requirements. However, due to the proceeds of the private placement, such borrowing should not be necessary for the foreseeable future.

At March 31, 1999, the Company had working capital of $14,004, which consisted of current assets of $25,487 and current liabilities of $11,483. The Company also had additional liabilities of $1,243, representing indebtedness to a related party. In the opinion of management, the Company's financial condition at March 31, 1999 warranted additional efforts to increase liquidity and available capital. As a result, the private placement was conducted.


PART II - OTHER INFORMATION
----------------------------
Items 1 through 5 - No response required.


Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits        27 - Financial Data Schedule.

         There were no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VILLA PASTA, INC.
                                             (Registrant)


DATE:    May 11, 2000                        BY: /s/ Craig Van Scoten
         ------------                            ---------------------
                                                     Craig Van Scoten
                                                     President