Form 10QSB
period 2000-06-30
VILLA PASTA INC
filed 2000-08-15
CIK 1084008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2000                  Commission File Number 0-28447
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
                                    Yes X    No
                                        ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock,  no par value                         1,155,000
---------------------------       ----------------------------------------------
       Class                      Number of shares outstanding at August 9, 2000



                     This document is comprised of 10 pages.

FORM 10-QSB

2ND QUARTER

                                              INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements *

Condensed balance sheet, June 30, 2000 (Unaudited).....................   3

Condensed  statements of  operations,  three months ended
    June 30, 2000 and 1999 (Unaudited) and six months ended

   June 30, 2000 and 1999 (Unaudited)..................................   4

Condensed statements of cash flows, six months ended
   June 30, 2000 and 1999 (Unaudited)..................................   5

Notes to condensed financial statements (Unaudited)....................   6

Item 2.  Management's Discussion and Analysis..........................   7

PART II - OTHER INFORMATION............................................   8

  Item 1.  Legal Proceedings
  Item 2.  Changes In Securities

  Item 3.  Defaults Upon Senior Securities
  Item 4.  Submission of Matters To A Vote of Security Holders
  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

Signatures.............................................................   9


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I. Item 1. Financial Information


                                VILLA PASTA, INC.


                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2000

                                     ASSETS


Current assets:
  Cash...............................................................$  18,223
  Accounts receivable................................................    7,971
  Inventories at lower of cost or market.............................   17,360
                                                                     -----------
                                              Total current assets      43,554

Property and equipment, less accumlated depreciation
  of $17,711.........................................................    3,650
Other assets.........................................................    1,195
                                                                     -----------
                                                                     $  48,399
                                                                     ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
  Accounts payable...................................................$     848
  Due to officer (Note B)............................................    1,293
  Accrued Expenses...................................................    2,180
                                                                     -----------
                                         Total current liabilities       4,321
                                                                     -----------

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized;
     -0- shares issued and outstanding...............................     -
  Common stock, no par value; 50,000,000 shares authorized;
     1,155,000 shares issued and outstanding.........................   84,775
  Retained deficit...................................................  (40,697)
                                                                     -----------
                                       Total shareholders' equity       44,078
                                                                     -----------
                                                                     $  48,399
                                                                     ===========



            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                     Six Months Ended
                                                        June 30,                             June 30,
                                              ----------------------------         -----------------------------
                                                 2000              1999                2000             1999
                                              -----------      -----------         ------------     ------------
Net sales...............................      $   16,360       $   7,162           $    32,000      $    25,251

Cost of sales...........................           5,485           2,148                 9,157            7,639
                                              -----------      -----------         ------------     ------------
                            Gross profit          10,875           5,014                22,843           17,612

Selling, general and
  administrative expenses...............          20,797          29,485                35,587           42,047
                                              -----------      -----------         ------------     ------------
                 Operating (loss) income          (9,922)        (24,471)              (12,744)         (24,435)

Interest income.........................             329            -                      599             -
                                              -----------      -----------         ------------     ------------

                Loss before income taxes          (9,593)        (24,471)              (12,145)         (24,435)

Income taxes (Note C)...................            -               -                     -                -
                                              -----------      -----------         ------------     ------------
                                Net loss      $   (9,593)      $ (24,471)          $   (12,145)     $   (24,435)
                                              ===========      ===========         ============     ============

Pro forma information (Note A):

  Historical (loss) income before
     income taxes.......................      $   (9,593)      $ (24,471)          $   (12,145)     $   (24,435)
  Pro forma provision for income taxes:

    Current.............................            -               -                     -               4,691
    Deferred............................            -               -                     -              (4,691)
                                              -----------      -----------         ------------     ------------
             Pro forma net (loss) income      $   (9,593)      $ (24,471)          $   (12,145)     $   (24,435)
                                              ===========      ===========         ============     ============

Basic loss per common share.............      $     *          $    (0.03)         $     (0.01)     $     (0.02)
                                              ===========      ===========         ============     ============
Weighted average common
  shares outstanding....................       1,155,000         900,000             1,155,000        1,027,500
                                              ===========      ===========         ============     ============

Basic pro forma loss per common share...      $     *          $    (0.03)         $     (0.01)     $     (0.02)
                                              ===========      ===========         ============     ============

Pro forma weighted average common
  shares outstanding....................       1,155,000         900,000             1,155,000        1,027,500
                                              ===========      ===========         ============     ============
* Less than $.01 per common share


            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         2000            1999
                                                     -----------     -----------
                   NET CASH (USED IN) PROVIDED BY
                             OPERATING ACTIVITIES    $ (17,861)      $   7,337
                                                     -----------     -----------
FINANCING ACTIVITIES
  Proceeds from common stock sales...............         -             38,750
  Advances from members/officers (Note B)                  311            -
  Repayments to members/officers (Note B)........         -            (10,828)
                               NET CASH (USED IN)    -----------     -----------
                             FINANCING ACTIVITIES         -             27,922
                                                     -----------     -----------
NET CHANGE IN CASH...............................      (17,861)         35,259

Cash, beginning of period........................       36,084           4,010
                                                     -----------     -----------
CASH, END OF PERIOD..............................    $  18,223       $  39,269
                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest...........................    $    -          $    -
                                                     ===========     ===========
Cash paid for income taxes.......................    $    -          $    -
                                                     ===========     ===========

            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000


Note A:  Presentation and reorganization
         -------------------------------

Basis of presentation
----------------------
The financial statements presented herein have been prepared by Villa Pasta, Inc. (the "Company") in accordance with the accounting policies in its Form 10-KSB dated December 31, 1999 and should be read in conjunction with the notes thereto.

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


Pro forma financial information
-------------------------------

Pro forma provision for income taxes and pro forma net income.
-------------------------------------------------------------
Prior to the reorganization, Villa Pasta was organized as a limited liability company and consequently, was not subject to income tax. A pro forma provision for income taxes for the six months ended June 30, 1999 has been presented for purposes of comparability as if the Company had been a taxable entity for all periods presented.

Pro forma weighted average shares outstanding at December 31, 1999 and 1998.
----------------------------------------------------------------------------
Pro  forma  weighted  average  common  shares  outstanding  for  June  30,  1999
represents  the  weighted   average  number  of  common  shares  issued  in  the
Reorganization.


Note B: Related party transactions
        --------------------------

At December 31, 1999, $1,822 was owed to an officer of the Company. During the six months ended June 30, 2000, the Company received additional advances of $311 and repaid the officer $840, which reduced the obligation to $1,293 at June 30, 2000.

                                VILLA PASTA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  June 30, 2000

Note C: Income taxes
        ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I. Item 2. Management's Discussion and Analysis
-------         ------------------------------------

                                   VILLA PASTA

                                  June 30, 2000

RESULTS OF OPERATIONS
---------------------
The Company operates in the specialty food industry as a maker of fine pasta and related products, which are sold in supermarkets and specialty stores in Colorado and other locations in the United States.

During the six months ended June 30, 2000, the Company realized a net loss of $12,145 on revenues of $32,000. That represents a decrease in the net loss from the six months ended June 30, 1999, when the Company recognized a net loss of $24,435. Sales increased from the first six months of 1999 as compared to the same period for 2000, approximately 26.7 percent. Management believes substantial additional marketing is necessary to raise sales significantly. However, the Company currently has little capital available for that purpose. It is anticipated that sales will remain at a constant level for the foreseeable future.

The Company's gross margin remained constant at approximately 69 percent for the first two quarters of 2000 and 1999. The Company recognized a $25,000 expense during the three months ended June 30, 1999, which was related to stock-based compensation. This charge accounted for the higher losses in 1999. However, increases in manufacturing and officer wages and professional fees related to the Company's filings contributed to higher expenses in 2000, which offset some of the effects of the stock-based compensation recognized in 1999.


FINANCIAL CONDITION
-------------------
At June 30, 2000, management believed the Company had sufficient liquidity and capital to meet its needs for the next twelve months. This assumes limited funds are spent on marketing and promotion. In order for the Company to become profitable, management believes marketing must be increased. At June 30, 2000, the Company had working capital of $39,233, consisting of current assets of $43,554 and current liabilities of $4,321. Working capital at June 30, 2000 represented a decrease of $10,023 from December 31, 1999 and a decrease of $13,932 from June 30, 1999. The decreases resulted from net losses following the private placement conducted by the Company during the second quarter of 1999.

Capital requirements for the next twelve months include cash to pay vendors, employees and other general and administrative expenses. Sources of cash will include sales and collection of accounts receivable. Most of the Company's customers are large supermarket chains or established specialty food stores, so collection of accounts receivable has not been an issue for the Company to date.

-----------------------------------------------


                                   VILLA PASTA

                                  June 30, 2000

FINANCIAL CONDITION, continued
------------------------------
Liabilities of the Company at June 30, 2000 consisted of trade accounts payable, indebtedness to an officer and other accrued expenses in the ordinary course of business. The Company has no long-term debt, and it is not expected that borrowing will be necessary in the foreseeable future. Historically, the Company has relied on periodic advancements from a shareholder, who is also an officer of the Company, to finance short-term capital requirements.


PART II - OTHER INFORMATION Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits      27 - Financial Data Schedule

          There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VILLA PASTA, INC.
                                                            (Registrant)


DATE:    August 9, 2000              BY: /s/ Craig Van Scoten
         --------------                  --------------------
                                            Craig Van Scoten
                                            President


10