Form 10QSB
period 2000-09-30
VILLA PASTA INC
filed 2000-11-09
CIK 1084008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                      For Quarter Ended September 30, 2000
                                        -------------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________


                         Commission File Number 0-28447
                                                -------

                                VILLA PASTA, INC.
             ------------------------------------------------------
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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common stock,  no par value                        1,155,000
---------------------------      ----------------------------------------------
       Class                     Number of shares outstanding at November 6,2000



Traditional Small Business Disclosure Format (Check one): Yes [ ]   No [ X ]


                     This document is comprised of 10 pages.
1

FORM 10-QSB
3RD QUARTER

                                      INDEX


                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements *

Condensed balance sheet, September 30, 2000 (Unaudited)..................   3
Condensed statements of operations, three and nine months
   ended September 30, 2000 and 1999 (Unaudited).........................   4
Condensed statements of cash flows, nine months ended
   September 30, 2000 and 1999 (Unaudited)...............................   5
Notes to condensed financial statements (Unaudited)......................   6

Item 2.  Management's Discussion and Analysis............................   7

PART II - OTHER INFORMATION..............................................   8

  Item 1.  Legal Proceedings

  Item 2.  Changes In Securities

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters To A Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K


Signatures...............................................................   9


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

            See accompanying notes to condensed financial statements

Part I.  Item 1.  Financial Information
-------           ---------------------


                                VILLA PASTA, INC.


                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2000

Assets

Current assets:
  Cash.................................................   $  12,868
  Accounts receivable..................................       6,076
  Inventories, at lower of cost or market..............      11,117
                                                          -----------
                                   Total current assets      30,061

Property and equipment, less accumlated depreciation
  of $18,629...........................................       2,732
Other assets...........................................       1,195
                                                          -----------
                                                          $  33,988
                                                          ===========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable.....................................   $   1,363
  Due to officer (Note B)..............................       2,263
  Accrued Expenses.....................................       3,704
                                                          -----------
                              Total current liabilities       7,330
                                                          -----------

Shareholders' equity:
  Preferred stock......................................        -
  Common stock.........................................      84,775
  Retained deficit.....................................     (58,117)
                                                          -----------
                             Total shareholders' equity      26,658
                                                          -----------
                                                          $  33,988
                                                          ===========

            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                          -------------------------     --------------------------
                                                             2000          1999              2000         1999
                                                          -----------   -----------     -----------   ------------

Net sales..............................................   $  17,137     $   38,434      $   49,137    $   63,685
Cost of sales..........................................      16,613         24,638          25,770        32,277
                                                          -----------   -----------     -----------   ------------
                                           Gross profit         524         13,796          23,367        31,408

Selling, general and
  administrative expenses..............................      17,527         13,374          53,713        30,421
Stock-based compensation...............................        -              -               -           25,000
                                                          -----------   -----------     -----------   ------------
                                Operating (loss) income     (17,003)           422         (30,346)      (24,013)

Interest income........................................         182           -                781          -
                                                          -----------   -----------     -----------   ------------
                      (Loss) income before income taxes     (16,821)           422         (29,565)      (24,013)

Income taxes (Note C)..................................        -              -               -             -
                                                          -----------   -----------     -----------   ------------
                                      Net (loss) income   $ (16,821)    $      422      $  (29,565)   $  (24,013)
                                                          ===========   ===========     ===========   ============

Pro forma information (Note A):

  Historical (loss) income before
     income taxes......................................   $ (16,821)    $      422      $  (29,565)   $  (24,013)
  Pro forma provision for income taxes.................        -              -               -             -
                                                          -----------   -----------     -----------   ------------
                            Pro forma net (loss) income   $ (16,821)    $      422      $  (29,565)   $  (24,013)
                                                          ===========   ===========     ===========   ============


Basic and diluted loss per common share................   $   (0.01)    $     *         $    (0.03)   $   (0.02)
                                                          ===========   ===========     ===========   ============

Basic and diluted weighted average
  common shares outstanding............................   1,155,000      1,155,000       1,155,000     1,070,000
                                                          ===========   ===========     ===========   ============


*Less than $.01 per common share


            See accompanying notes to condensed financial statements

                              VILLA PASTA, INC.


                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                            2000          1999
                                                         ----------    ---------

    Net cash (used in) provided by operating activities  $ (23,657)    $  8,532
                                                         ----------    ---------
Cash flows from financing activities:

  Proceeds from common stock sales.....................       -          38,750
  Advances from members/officers.......................      1,281         -
  Repayments to members/officers (Note B)..............       (840)     (16,921)
                                                         ----------    ---------
              Net cash provided by financing activities        441       21,829
                                                         ----------    ---------

                                     Net change in cash    (23,216)      30,361

Cash, beginning of period..............................     36,084        4,010
                                                         ----------    ---------
                                    Cash, end of period  $  12,868     $ 34,371
                                                         ==========    =========


Supplemental disclosure of cash flow information:

  Cash paid for interest...............................  $    -        $   -
                                                         ==========    =========
  Cash paid for income taxes...........................  $    -        $   -
                                                         ==========    =========


            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000


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


Pro forma financial information
-------------------------------

Pro forma provision for income taxes and pro forma net income.
--------------------------------------------------------------
Prior to the reorganization, Villa Pasta was organized as a limited liability company and consequently, was not subject to income tax. A pro forma provision for income taxes for the nine months ended September 30, 1999 has been presented for purposes of comparability as if the Company had been a taxable entity for all periods presented.


Note B:  Related party transactions
         --------------------------
At December 31, 1999, $1,822 was owed to an officer of the Company. During the nine months ended September 30, 2000, the Company received additional advances of $1,281 for working capital and repaid the officer $840, which increased the obligation to $2,263 at September 30, 2000.

                                VILLA PASTA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000

Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended September 30, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I.  Item 2.  Management's Discussion and Analysis
-------           ------------------------------------


                                VILLA PASTA, INC.

                               September 30, 2000

RESULTS OF OPERATIONS
---------------------
The Company operates in the specialty food industry as a maker of fine pasta and related products, which are sold in supermarkets and specialty stores in Colorado and other locations in the United States. The Company's operations are seasonal, with the largest percentage of sales occurring during the holiday season, the Company's fourth quarter.

During the nine months ended September 30, 2000, the Company realized a net loss of $29,565 on revenues of $49,137. That represents an increase in the net loss from the nine months ended September 30, 1999, when the Company recognized a net loss of $24,013. Sales decreased during the first nine months of 2000 as compared to the same period for 1999, approximately 22.8 percent. Payroll and professional fees increased during the three and nine months ended September 30, 2000 as compared to the same periods for 1999 due to the Company's reorganization and becoming a reporting company during 1999. Management believes substantial additional marketing is necessary to raise sales significantly. Management plans to increase marketing efforts beginning in January 2001.

The Company's gross margin remained constant at approximately 48 percent for the first three-quarters of 2000 and 1999. Increases in manufacturing and officer wages and professional fees related to the Company's filings contributed to higher expenses in 2000, which resulted in a higher net loss as compared to 1999.


FINANCIAL CONDITION
-------------------
At September 30, 2000, the Company had working capital of $22,731, consisting of current assets of $30,061 less current liabilities of $7,330. The working capital balance at September 30, 2000 has decreased $26,525 since December 31, 1999 and has decreased $32,531 since September 30, 1999. The decreases resulted from the net losses.

Capital requirements for the next twelve months include cash to pay vendors, employees and other general and administrative expenses. Sources of cash will include cash sales and collection of accounts receivable. Most of the Company's customers are large supermarket chains or established specialty food stores, so bad debts has not been an issue for the Company to date.

Liabilities of the Company at September 30, 2000 consisted of trade accounts payable, indebtedness to an officer and other accrued expenses in the ordinary course of business. The Company has no long-term debt, and it is not expected that borrowing will be necessary in the foreseeable future. The Company plans to rely on shareholder advances to finance short-term capital requirements. The shareholder is also an officer of the Company.

                                VILLA PASTA, INC.

                               September 30, 2000

PART II - OTHER INFORMATION
---------------------------
Items 1 through 5 - No response required.


Item 6 - Exhibits and reports on Form 8-K.

         (a)  Exhibits              27 - Financial Data Schedule

            There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               VILLA PASTA, INC.
                                               (Registrant)


DATE:    November 6, 2000                   BY: /s/ Craig Van Scoten
         ----------------                       --------------------
                                                    Craig Van Scoten
                                                    President

10