Form 10KSB
period 2000-12-31
VILLA PASTA INC
filed 2001-04-16
CIK 1084008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2000

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28447

                                VILLA PASTA, INC.
                 (Name of Small Business Issuer in its charter)

                               Colorado 84-1313551
              (State of incorporation) (I.R.S. Identification No.)

581 County Line Road, Suite B, Palmer Lake, Colorado        80133
-----------------------------------------------------     ----------
     (Address of principle executive offices)             (Zip Code)

                                 (719) 481-6815
                          ----------------------------
                           (Issuer's telephone number)

        Securities registered under Section 12 (b) of the Exchange Act:
                                      None

        Securities registered under Section 12 (g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State Issuer's revenues for its most recent fiscal year: $96,196

There currently is no market for the Company's stock. The aggregate market value of the 155,000 shares of voting stock held by non-affiliates of the Company as of March 31, 2001 was $38,750 based on the last sale of $.25 in a private offering conducted by the Company in the second quarter of 1999.

The number of shares outstanding of the issuer's common equity as of March 31, 2001 was 1,155,000, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I.........................................................        1
------

   ITEM 1.   DESCRIPTION OF BUSINESS...........................        1
   ---------------------------------

   ITEM 2.   DESCRIPTION OF PROPERTY...........................        5
   ---------------------------------

   ITEM 3.   LEGAL PROCEEDINGS.................................        5
   ----------------------------

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
   -----------------------------------------------------
             HOLDERS...........................................        5
             -------

PART II........................................................        6
-------

   ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED
   ----------------------------------------------------
             STOCKHOLDER MATTERS...............................        6
             -------------------

   ITEM 6.   MANAGEMENTS' DISCUSSION AND ANALYSIS
   --------------------------------------------------
             OR PLAN OF OPERATION..............................        6
             --------------------

   ITEM 7.   FINANCIAL STATEMENTS..............................       10
   ------------------------------

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
   -------------------------------------------------------
             ON ACCOUNTING AND FINANCIAL DISCLOSURE............       10
             --------------------------------------

PART III.......................................................       10
--------

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
   -------------------------------------------------------
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
             ----------------------------------------------
             OF THE EXCHANGE ACT...............................       10
             -------------------

   ITEM 10.  EXECUTIVE COMPENSATION............................       11
   --------------------------------

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
   --------------------------------------------------
             OWNERS AND MANAGEMENT.............................       11
             ---------------------

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....       12
   --------------------------------------------------------

PART IV........................................................       13
-------

   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K AND
   -----------------------------------------------
              FINANCIAL STATEMENTS.............................       13
              --------------------

SIGNATURES.....................................................       14
----------


PART F/S.......................................................      F-1
--------

                             Additional Information

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

                           Forward Looking Statements

     See "Special Note Regarding Forward-Looking Statements" at the end of "Item
6. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward-looking information contained in this report.

                                     PART I

Item 1. Description of Business

History and Organization.
-------------------------

     Villa Pasta, Inc. (the "Company") is a Colorado corporation organized on April 6, 1999. The Company produces and distributes a line of gourmet dried pasta and related food products through a variety of channels. The Company is a successor to a Colorado limited liability company, Villa Pasta, Limited Liability Company, which was originally organized in 1995. In 1999, the Company was converted from a limited liability company to a corporation to facilitate acquisition of additional working capital. The Company currently has approximately 21 shareholders. The Company registered its common stock under the Securities Exchange Act of 1934, effective February 8, 2000.

Narrative Description of Business.
----------------------------------

     The Company manufactures and distributes a line of gourmet pasta and related products. Its primary source of revenue is through the sale of these products for distribution by grocery retailers and gourmet food shops and through direct sales of gift baskets and in fund raising activities. The Company maintains a website and utilizes direct mail marketing to attract customers. The Company also markets to various non-profit organizations in an effort to incorporate its products into various fund raisers held by these organizations. The Company operates exclusively in one industry, the specialty food products industry.

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

     The Company acquires it raw materials from a variety of food brokers in the Denver area. In the opinion of management, none of these raw materials are subject to restrictions on supply and all are available from a variety of sources. Most of the raw materials are derived from agricultural products and have been available at constant prices for the past twelve months. While management believes the Company will be afforded an adequate supply of these raw materials in the future, there is no assurance that the prices will remain stable in the future. The supply and price of these raw materials are dependent on such factors as worldwide supply and demand, weather conditions and government subsidies

     A substantial portion of the Company's production process is manual. After the raw materials are mixed in the required proportion to achieve the desired product, Company employees place the mixture in a pasta machine owned and operated by the Company. This machine serves to mold the pasta into the desired shape and size. The desired length is obtained by manually cutting the pasta as it exits the machine. As of the date of this Report, the Company can produce as much as 430 pounds of pasta per day, but runs its production line on an as-needed basis.

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

Customers.
----------

     A substantial portion of the Company's products are sold to grocery retailers and specialty food shops in the Denver metropolitan area. Customers of the Company which account for ten percent (10%) or more of its sales on an annual basis include Krogers, which operates the King Soopers and City Market retail grocery chains, as well as Safeway and Alfalfa's. The Company's primary emphasis at present is on expanding this distribution through additional and different channels. The Company also sells its products through Dean and DeLuca, a well-known retailer located on the eastern seaboard of the United States. (See "Marketing and Distribution" for additional information regarding marketing efforts by the Company).

     In addition to distribution of its product through retailers as discussed above, the Company has placed substantial emphasis on the design and creation of gift baskets and boxes for holiday occasions. These gift items include an assortment of Company products, including pastas, sauce mixes, recipe book and pasta spoon. Gift items are sold primarily to employers for distribution to employees and service organizations for distributions to their clients. Management views gift items as an important aspect of the Company's business, accounting for approximately thirty (30%) percent of its revenues during the year ended December 31, 2000.

     The Company also markets its products to various non-profit groups for fund raising efforts. In this context, the Company's products are sold to charitable groups at wholesale prices for resale by in fund-raising events. During the year ended December 31, 2000, this segment of the Company's business accounted for a minor portion of its revenues. However, management believes the market to be an attractive source of revenue, and will continue to pursue it in the future.

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

     The Company also maintains a Website and advertises its products on the Internet. The Company's Website is located at http:\\www.villapasta.com.
Visitors to the Company's Website are afforded information about the Company's products and details on ordering merchandise. During the fiscal year ended December 31, 2000, direct sales resulted in approximately one (1%) percent of the Company's revenue for the year.

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

Pricing.
--------

     The Company's products are marketed as specialty, gourmet food items, on the upper-end price scale for similar products. Management does not perceive the price of the Company's products as a deterrent to consumers, and allows some latitude for the Company to cover its costs and realize a reasonable profit. The Company currently markets its pasta for $3.50 per package retail, $25.80 per carton for wholesale distribution and $29.95 and $39.95 respectively, for direct sales of gift boxes and gift baskets. Other retailers price the Company's products from $2.99 to $5.99 per package. Prices may change in the future depending upon the price of raw materials, shipping and other factors affecting the Company's cost.

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

Employees and Consultants.
--------------------------

     The Company currently employs four individuals, including its President and Chief Executive Officer. Of those individuals, only the President is employed on a full-time basis, and the remainder are part-time, depending on the needs of the Company. The President is responsible for overseeing all of the Company's operations as well as strategic planning, product development and marketing. Other employees include a production manager, production assistant and shipping and receiving personnel.

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


Item 2. Description of Property; Facilities

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

     The space is rented on an annual basis at the rate of $575 per month, which lease currently expires February 1, 2002. Management believes the lease can be renewed on acceptable terms for the foreseeable future.


Item 3. Legal Proceedings.

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


Item 6. Managements' Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources.
-------------------------------

     December 31, 2000.
     ------------------

     At December 31, 2000, the Company had working capital of $20,782, consisting of current assets of $40,448 and current liabilities of $19,666. Working capital at December 31, 2000 represented a decrease of $28,474 from fiscal year end December 31, 1999. That decrease resulted primarily from a decrease in sales compared with the previous fiscal year and cash spent on operations. At December 31, 2000, management believed the Company had sufficient liquidity and capital to meet its needs for the next twelve months. This assumes limited funds are spent on marketing and promotion. However, in order for the Company to become profitable, managements believes marketing must be increased.

     The Company has extremely limited capitalization and working capital. Since inception, the Company has received approximately $51,072 in funding from contributions from its original founders and the sale of securities to investors in a private placement. A portion of the working capital was spent on professional fees and expenses, including legal and accounting fees incurred in connection required filing with the Securities and Exchange Commission. Remaining funds have been used by the Company to pay operating expenses. As a result, very limited funds remain for additional marketing and promotion. There is no assurance that existing capital will be sufficient to achieve the Company's objectives.

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

     Liabilities of the Company at December 31, 2000 consisted primarily of trade accounts payable and other expenses accrued in the ordinary course of business. Historically, the Company has relied on periodic advancements from a shareholder to finance short-term capital requirements. However, there is no assurance that these advances will continue. In the year ended December 31, 2000, the Company received an advance from this shareholder in the amount of $2,322 and a loan from an unrelated third-party in the amount of $2,000 at an interest rate of 10%, due and payable on December 6, 2001. The Company has no long-term debt, and it is not expected that long-term borrowing will be necessary in the foreseeable future.

     For the year ended December 31, 2000, and after taking into account its net loss for the period, the Company's operations used approximately $31,352 in cash. The Company's cash decreased $34,306 during the year ended December 31, 2000, leaving approximately $9,000 entering fiscal year 2001. Any additional cash required for operations will be sought from equity or private debt financing.

     December 31, 1999.
     ------------------
     At December 31, 1999, the Company had working capital of $49,256, consisting of current assets of $60,038 and current liabilities of $10,782. Operation of the Company for the year ended December 31, 1999 provided $2,954 of cash. The Company also received $38,750 for the sale of common stock through a private placement and repaid $9,630 to officers for advances to the Company. The Company's cash increased $32,074, leaving $36,084 entering fiscal year 2000.

Results of Operations.
---------------------

     Year Ended December 31, 2000.
     -----------------------------
     During the year ended December 31, 2000, the Company realized a net loss of $31,145, or $.03 per share, on revenues of $96,169. That represents an increase in the net loss from the year ended December 31, 1999, when the Company realized a net loss of $28,588 on total revenues of $123,192. Sales decreased from 1999 to 2000, down approximately 22%. This decrease is primarily attributable to the loss of a major account to supply product to military commissaries. In addition, certain market factors have negatively impacted the specialty pasta market in general, such as the dumping of pasta by subsidized Italian pasta companies, and a lessening of demand for pasta due to the rise in popularity of diet fads eliminating carbohydrates from the diet. Management believes these market factors will have a relatively short-term impact, although it has no way to predict when or if demand for gourmet pasta products will increase.

     Management believes substantial additional marketing is necessary to raise sales significantly. However, with the Company's current financial condition, little capital is available for that purpose. Accordingly, it is anticipated that sales will continue at its present level for the foreseeable future.
Management is completing the planning phase of a major campaign to increase sales to fundraising groups and is in negotiations to add 25 to 50 additional Safeway grocery stores to its current customers. However, there is no guarantee that these efforts will be successful. Management may explore an acquisition as a means of expanding sales. However, none is planned at this time.

     The Company's gross margin decreased slightly from 55% for 1999 to 53% for 2000. Although the Company's sales decreased by approximately 22% from 1999, the cost of sales only decreased approximately 18%. Although raw material costs may fluctuate significantly from month to month, overall the costs remained fairly constant as compared with 1999.

     A substantial portion of the Company's sales are recorded in the fourth fiscal quarter, commensurate with the holiday season. During both 1999 and 2000, almost 50% of sales were made in the fourth quarter. At that time of the year, sales of the Company's gift baskets increase substantially with sales to corporate and other special purchasers.

     General and administrative expenses increased from the year ended December 31, 1999 to the year ended December 31, 2000. This increase in expenses is attributable to increases in operating expenses for compensation of employees and shipping costs.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     This Report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about the future of the specialty foods industry, specifically the pasta industry, statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. In addition to the risks inherent in its business and described above, management believes the Company is also subject to the following specific risks with regard to its business and future operation:

     Competition. Competition in the specialty foods industry is intense. Many different producers and distributors compete for the attention of consumers in this industry. Success is often a function of the budget available for marketing and advertising of a company's product. Due to the Company's limited
capitalization  and  personnel,   management   believes  the  company  is  at  a
competitive disadvantage vis a` vis other participants in this industry. Nonetheless, management believes the Company's product and service is superior and will make the Company a viable competitor in this industry. However, the Company lacks the financial resources to employ marketing and advertising at a level consistent with other industry competitors.

     Limited Personnel. As of the date of this Registration Statement, the Company is totally dependent on the efforts and expertise of Craig Van Scoten, its President and Chief Executive Officer. In that capacity, he is responsible for overseeing all of the Company's operations, including marketing, production and distribution. Loss of his service would adversely affect the Company. In addition, the Company does not maintain any key-man insurance on his life. The ability of the Company to retain any additional employees is dependent on the results of its future marketing and the availability of additional working capital.

     Penny Stock Regulation. In the event the Company is successful in obtaining listing of its Common Stock on the OTC Bulletin Board, investors should be aware of limitations on marketing securities characterized as "penny stocks" under existing securities statutes and regulations. Penny stocks are securities not listed on an exchange or quoted in Nasdaq and selling for a price of less than $5 per share. Broker-dealers engaging in transactions in penny stocks are subject to special regulations, including a requirement to evaluate the suitability of an investment in penny stocks and providing specific information to potential investors. The Securities and Exchange Commission and self-regulatory organizations such as the National Association of Securities Dealers have shown a historical bias against penny stocks. As a result, new and additional regulation may arise in the future further affecting any trading market which may develop for the Company's Common Stock.

     Potentially Limited Trading Market. In addition to rules regulating sales of penny stocks, trading in the Company Common Stock may be limited by the "Blue Sky" statutes enacted by individual states. Initial sale and distribution of the Company's Common Stock was extremely limited, primarily restricted to residents of the State of Colorado. Since the sale of the Common Stock was not qualified in any additional states, trading in any after-market may be limited. While the Company will seek to overcome this obstacle by obtaining listing in Standard and Poors Corporation Records or another recognized securities manual, there is no assurance that such efforts will be successful or that a market will develop. Purchasers of the Common Stock may therefore have difficulty selling their shares, should they desire to do so.

     Lack of Dividends. The Company has paid no dividends on its Common Stock since inception, and it is not anticipated that any will be paid in the foreseeable future. Any cash generated through operation in the future will be reinvested in the Company to obtain additional personnel and increase marketing. Investors should not expect dividends in the immediate future.

     Control of the Company. Officers and directors of the Company presently own an aggregate of 1,000,000 shares of Common Stock, representing 86.58% of all voting securities outstanding. Due to the absence of cumulative voting by shareholders, such individuals can elect the entire board of directors for the foreseeable future. Shareholders will be unable to influence the management or policies of the Company pending issuance of additional stock.

     Preferred Stock Authorized. The Articles of Incorporation of the Company authorize the issuance of up to 5,000,000 shares of preferred stock. While no shares of preferred stock are currently outstanding, and the Company has no plans to issue any in the foreseeable future, issuance of preferred stock could act to the detriment of holders of Common Stock. Under the Company's Articles, preferred stock can be issued with preferences on liquidation and dividends or to prevent a takeover of the Company. The terms and conditions of any preferred stock issued in the future could operate to the disadvantage of holders of the Common Stock.


Item 7. Financial Statements

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following  individuals presently serve as officers and directors of the
Company:

Name                    Age              Position
----------------        ---              ---------------------------------------
Craig Van Scoten        47               President, Treasurer and Director

Michael Wolf            47               Vice President, Secretary and Director

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

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

     Craig Van Scoten:
     ----------------
     Since 1995, Mr. Van Scoten has acted as President, owner and operator of Villa Pasta, Inc. and its predecessor Villa Pasta, Limited Liability Company. From 1992 to 1994, Mr. Van Scoten served as a securities salesman with Tamaron Securities, a retail securities broker-dealer located in Englewood, Colorado. Mr. Van Scoten earned a Bachelor of Science in business administration from Plymouth State College in Plymouth, New Hampshire in 1976 and attended the Restaurant School of Philadelphia in Philadelphia, Pennsylvania from 1976 to 1977.

     Michael Wolf:
     ------------
     In April of 1999, Mr. Wolf joined Villa Pasta, Inc. as the Vice President and Secretary of the corporation. He devotes only a minor portion of his time to the affairs of the Company. In 1976, Mr. Wolf acted as a founder and one of the original partners of Epicurean Catering, a private Colorado corporation currently having revenues of approximately $10,000,000. Mr. Wolf sold his share of the business to his partner in 1991, and since that time has served as vice president of finance and administration for Epicurean Catering. In that capacity Mr. Wolf oversees approximately 125 employees and the financial affairs of that entity in conjunction with the president. Epicurean Catering's market is primarily large-scale commercial special events. Mr. Wolf earned a Bachelor of Science in business administration with a major in hotel/restaurant management from the University of Denver in 1974.

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

                                                              Percent of Voting
Name and Address                Number of Shares                  Securities
------------------------------  ----------------              -----------------
Craig Van Scoten                    900,000                        77.92%
581 County Line Road, Suite B
Palmer Lake, CO 80133

Michael Wolf                        100,000                         8.66%
3430 East Geddes Drive
Littleton, CO 80122

All Officers and Directors
as a Group (2 persons)            1,000,000                        86.58%

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

     During the two years ended December 31, 2000, Mr. Van Scoten advanced funds to the Company for working capital purposes. At December 31, 2000 and 1999, the amount outstanding from Mr. Van Scoten was $4,144 and $1,822 respectively. These amounts did not accrue interest and were payable on demand. The amount of $9,630 was repaid by the Company during the year ended December 31, 1999, and $1,822 remained outstanding. The Company is of the opinion that the foregoing transactions were no less favorable than could have been obtained from an unaffiliated third party.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K AND Financial Statements.

(a)  Exhibits

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



(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Villa Pasta, Inc.


By:      /s/  Craig Van Scoten                         Date:  April 13, 2001
         -----------------------------------                  ------------------
         Craig Van Scoten, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.


/s/  Craig Van Scoten                                          April 13, 2001
-----------------------------------------------------          --------------
Craig Van Scoten, President, Treasurer and Director,           Date
Principal Financial and Accounting Officer


/s/ Michael L. Wolf                                            April 13, 2001
-------------------------------------------------------        --------------
Michael L. Wolf, Vice President, Secretary and Director        Date

Item 7: Financial Statements


                                VILLA PASTA, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent auditors' report ...........................................   F-2

Balance sheet, December 31, 2000 .......................................   F-3

Statements of operations, for the years
   ended December 31, 2000 and 1999 ....................................   F-4

Statement of shareholders' equity/members' capital,
   from January 1, 1999 through 31-Dec-00 ..............................   F-5

Statements of cash flows, for the years ended
   December 31, 2000 and 1999 ..........................................   F-6

Notes to financial statements ..........................................   F-7

To the Board of Directors and Shareholders of Villa Pasta, Inc.

                          Independent Auditors' Report

We have audited the accompanying balance sheet of Villa Pasta, Inc. a Colorado corporation, as of December 31, 2000 and the related statements of operations, shareholders' equity/members' capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Pasta, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
March 23, 2001

                                VILLA PASTA, INC.

                                  BALANCE SHEET

                                December 31, 2000

ASSETS

Current assets:
     Cash .........................................................    $  9,054
     Accounts receivable, net of $400 allowance ...................      12,172
     Inventories, at lower of cost or market (Note C) .............      19,222
                                                                       --------
                                               Total current assets      40,448

Property and equipment, less accumulated depreciation
     of $19,205 (Note D) ..........................................       2,156
Other assets ......................................................       1,140
                                                                       --------

                                                                        $ 43,744
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts and notes payable:
        Accounts payable, trade ...................................    $  5,693
        Note payable (Note F) .....................................       2,000
     Other current liabilities:
        Due to officer (Note B) ...................................       4,144
        Accrued salaries and payroll taxes ........................       2,791
        Accrued interest payable (Note F) .........................          14
        Other accrued expenses ....................................       5,024
                                                                       --------
                                          Total current liabilities      19,666
                                                                       --------

Shareholders' equity (Note G):
     Preferred stock, no par value; 5,000,000 shares
        authorized; -0- shares issued and outstanding .............           -
     Common stock, no par value; 50,000,000 shares
        authorized; 1,155,000 shares issued and
        outstanding ...............................................      84,775
     Retained deficit .............................................     (60,697)
                                                                       --------
                                         Total shareholders' equity      24,078
                                                                       --------

                                                                        $ 43,744
                                                                       ========

               See accompanying notes to the financial statements.


                                VILLA PASTA, INC.

                            STATEMENTS OF OPERATIONS

                                                                         For the Years Ended
                                                                              December 31,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      ------------    ------------
Net sales                                                             $     96,169    $    123,192
Cost of sales .....................................................         44,787          54,796
                                                                      ------------    ------------
                                                       Gross profit         51,382          68,396
Other costs and expenses:
     Selling, general and administrative expenses .................         83,233          71,471
     Stock based compensation, consulting (Note B) ................              -          25,000
     Provision for doubtful accounts ..............................          1,119           1,081
                                                                      ------------    ------------
                                     Total other costs and expenses         84,352          97,552
                                                                      ------------    ------------
                                                     Operating loss        (32,970)        (29,156)

Non-operating income (expense):
     Interest income ..............................................            839             568
     Interest expense .............................................            (14)              -
                                                                      ------------    ------------
                                           Loss before income taxes        (32,145)        (28,588)

Provision for income taxes (Note E):
     Current ......................................................          6,005           5,442
     Deferred .....................................................         (6,005)         (5,442)
                                                                      ------------    ------------

                                                           Net loss   $    (32,145)   $    (28,588)
                                                                      ============    ============

Pro forma information (Note A):
     Pro forma loss before income taxes ...........................                   $    (28,588)
     Pro forma provision for income taxes:
        Current ...................................................                          6,852
        Deferred ..................................................                         (6,852)
                                                                                      ------------
                                                 Pro forma net loss                   $    (28,588)
                                                                                      ============

Basic loss per common share .......................................   $      (0.03)   $     (0.03)
                                                                      ============    ============
Weighted average common shares outstanding ........................      1,155,000       1,091,250
                                                                      ============    ============

Basic pro forma loss per share on common stock ....................                   $     (0.03)
                                                                                      ============
Pro forma weighted average number of shares outstanding ...........                      1,091,250
                                                                                      ============

               See accompanying notes to the financial statements.


                                VILLA PASTA, INC.

               STATEMENT OF SHAREHOLDERS' EQUITY/MEMBERS' CAPITAL

                    January 1, 1999 through December 31, 2000

                                                                    Preferred Stock      Common Stock
                                                           Members' ---------------  ----------------------  Retained
                                                           Capital   Shares  Amount    Shares      Amount    Deficit      Total
                                                           -------- -------  ------  ----------  ----------  ----------   --------

Balance, January 1, 1999...............................    $ 20,989 $     -  $    -  $        -  $        -  $        -   $ 20,989
Net income prior to reorganization.....................          36       -       -           -           -           -         36
                                                           -------- -------  ------  ----------  ----------  ----------   --------
                                                             21,025       -       -           -           -           -     21,025

Reorganization from a limited liability
   company to a corporation (Note A)...................     (21,025)      -       -     900,000      21,025           -          -
Deferred taxes relating to the reorganization
  (Note E).............................................           -       -       -           -           -      (1,179)   (1,179)
Issuance of common stock in exchange for
  services, valued at $.25 per share (Note B)..........           -       -       -     100,000      25,000           -     25,000
Sale of common stock at $.25 per share
  (Note G).............................................           -       -       -     155,000      38,750           -     38,750
Net loss after reorganization..........................           -       -                   -           -     (27,373)   (27,373)
                                                           -------- -------  ------  ----------  ----------  ----------   --------
                             Balance, December 31, 1999           -       -       -   1,155,000      84,775     (28,552)    56,223

Net loss, year ended December 31, 2000.................           -       -       -           -           -     (32,145)   (32,145)
                                                           -------- -------  ------  ----------  ----------  ----------   --------
                             Balance, December 31, 2000    $      -       -  $    -   1,155,000  $   84,775  $  (60,697)  $ 24,078
                                                           ======== =======  ======  ==========  ==========  ==========   ========

               See accompanying notes to the financial statements.


                                VILLA PASTA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   For the Years Ended
                                                                                      December 31,
                                                                                   --------------------
                                                                                     2000        1999
                                                                                   --------    --------
Cash flows from operating activities:
     Net loss ..................................................................   $(32,145)   $(28,588)
     Transactions not requiring cash:
        Depreciation ...........................................................      3,329       3,712
        Common stock exchanged for services (Note B) ...........................          -      25,000
        Changes in current assets and current liabilities:
           (Increase) decrease in accounts receivable, inventories
              and other current assets .........................................     (7,098)      7,070
           Increase (decrease) in accounts payable and accrued expenses ........      4,562      (4,240)
                                                                                   --------    --------
                             Net cash (used in) provided by operating activities    (31,352)      2,954
                                                                                   --------    --------

Cash flows from financing activities:
     Sale of common stock ......................................................          -      38,750
     Borrowings from members/officers (Note B) .................................      2,322           -
     Repayments to members/officers (Note B) ...................................          -      (9,630)
     Proceeds from issuance of note payable (Note F) ...........................      2,000           -
                                                                                   --------    --------
                                       Net cash provided by financing activities      4,322      29,120
                                                                                   --------    --------

Net change in cash .............................................................    (27,030)     32,074
Cash, beginning of year ........................................................     36,084       4,010
                                                                                   --------    --------

                                                               Cash, end of year   $  9,054    $ 36,084
                                                                                   ========    ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest ...............................................................   $      -    $      -
                                                                                   ========    ========
        Income taxes ...........................................................   $      -    $      -
                                                                                   ========    ========
     Non-cash financing transaction:
        Common stock issued for members' capital (Note A) ......................   $      -    $ 21,025
                                                                                   ========    ========

               See accompanying notes to the financial statements.

                           VILLA PASTA, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE A: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations and recent reorganization

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

Pro forma financial information

Pro forma provision for income taxes and pro forma net income
Prior to the reorganization, Villa Pasta was organized as a limited liability company and consequently, was not subject to income tax. A pro forma provision for income taxes for the year ended December 31, 1999 has been presented for purposes of comparability as if the Company had been a taxable entity for all periods presented.

Pro forma loss per share
The Company reports pro forma loss per share using a dual presentation of basic and diluted pro forma loss per share. Basic pro forma loss per share excludes the impact of common stock equivalents and preferred stock dividends. Diluted pro forma loss per share uses the average market price per share when applying the treasury stock method in determining common stock equivalents. The Company has a simple capital structure for the years presented, therefore, there is no variance between the basic and diluted loss per share.

Pro forma weighted average shares outstanding at December 31, 1999
Pro forma weighted average shares outstanding for December 31, 1999 represents the weighted average of, for the period prior to the Offering (see Note F), common shares issued in the Reorganization and, for the period subsequent to the Offering, the total number of common shares outstanding.

Year end

The Company operates on a year ending on December 31.

Financial instruments and cash equivalents

The Company's financial instruments consist of cash, receivables, accounts payable, and indebtedness to related parties. The carrying value of these financial instruments approximates fair value because of their short-term nature. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. There were no cash equivalents at December 31, 2000.

                                VILLA PASTA, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

Inventories

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

Revenue recognition

Revenue from sales is recognized at the time the risk of product ownership has passed to the buyer and all performance obligations have been satisfied. The Company does not incur material costs due to returns.

Stock-based compensation

The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options and follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

The Company has elected to continue to determine the value of employee stock-based compensation arrangements under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.

NOTE B: RELATED PARTY TRANSACTIONS

From time to time, an officer has provided non-interest bearing cash advances to the Company for working capital purposes.

At December 31, 1998, the Company owed $11,452 to an officer. During the year ended December 31, 1999, the Company repaid the officer $9,630, which reduced the obligation to $1,822 at December 31, 1999. During the year ended December 31, 2000, the officer advanced the Company an additional $2,322, which increased the Company's obligation to $4,144 at December 31, 2000.

Working capital advances are summarized as follows for the years ended December 31, 2000 and 1999:


                                                  December 31,
                                           -------------------------
                                           2000               1999
                                           --------         --------
Cash advances..........................    $  2,322         $      -
Repayment of advances..................    $      -         $  9,630

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

                                VILLA PASTA, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE C: INVENTORIES

Inventories consisted of the following as of December 31, 2000:

Ingredients............................................    $      458
Packaging..............................................        14,327
Finished product.......................................         1,639
Labor..................................................         2,798
                                                           ------------
                                                           $   19,222
                                                           ============
NOTE D: PROPERTY AND EQUIPMENT

Listed below are the major classes of property and equipment as of December 31, 2000:

Office equipment.......................................    $     3,191
Furniture and fixtures.................................            612
Pasta-making equipment.................................         17,558
                                                           ------------
                                                                21,361
Accumulated depreciation...............................        (19,205)
                                                           ------------
                                                           $     2,156
                                                           ============

Depreciation expense was $3,329, and $3,712 for the years ended December 31, 2000 and 1999.

NOTE E: INCOME TAXES

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

The total income tax provision for the nine months ended December 31, 1999 has been allocated as follows:

Arising from reorganization............................    $     1,179
Subsequent to reorganization...........................         (6,621)
Valuation allowance....................................          5,442
                                                           ------------
                                                           $         -
                                                           ============

                                VILLA PASTA, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended December 31, 2000 and the nine months subsequent to reorganization follows:

                                                               December 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
U.S. federal statutory graduated rate..................      15.00%     15.00%
State income tax rate, net of federal benefit..........       4.04%      4.04%
Net operating loss for which no tax benefit
   is currently available..............................     -19.04%    -19.04%
                                                            --------   --------
                                                              0.00%      0.00%
                                                            ========   ========

The net deferred tax asset of $11,447 is due to a net operating loss of $60,097, which is offset by a valuation allowance of $11,447.

The change in the valuation allowance for the year ended December 31, 2000 and the nine months ended December 31, 1999 was $6,005 and $5,442, respectively. Net operating loss carryforwards at December 31, 2000 will expire through 2020. The valuation allowance will be evaluated at each balance sheet date, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

NOTE F: NOTE PAYABLE

The Company is indebted to an unrelated third party under the terms of a promissory note payable. The unsecured note is dated December 6, 2000 and carries a ten percent interest rate. All principal and interest payments are due on December 6, 2001. Interest expense on the note totaled $14 for the year ended December 31, 2000. The $14 is also included in the accompanying financial statements as accrued interest payable at December 31, 2000.

NOTE G: SHAREHOLDERS' EQUITY

Preferred stock

The preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, (5) terms of conversion and (6) voting rights. There were no shares of the Company's preferred stock issued and outstanding at December 31, 2000.

                                VILLA PASTA, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

Confidential private offering of common stock

In April of 1999 the Company offered for sale 4,000,000 shares of its no par value common stock for $.25 per share pursuant to the provisions of Regulation D, Rule 504 of the Securities Act of 1933, as amended (the "Act"). The Company sold 155,000 shares for proceeds of $38,750. The shares were offered through officers of the Company and there were no offering costs incurred.

NOTE H: OPERATING LEASE

The Company renewed its operating lease on February 1, 2000 for space to conduct its operations. The lease commenced February 1, 2001 and expires February 1, 2002. Monthly payments under the lease total $575. Rent expense on the space totaled $6,575 and $6,250 for the years ended December 31, 2000 and 1999, respectively.