Form 10QSB
period 2001-03-31
VILLA PASTA INC
filed 2001-05-07
CIK 1084008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2001                 Commission File Number 0-28447
                   --------------                                        -------



                                VILLA PASTA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                    84-1313551
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


581 County Line Road, Suite B, Palmer Lake, Colorado                   80133
----------------------------------------------------                 ----------
(Address of principal executive offices)                             (Zip code)

                                 (719) 481-6815
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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
                                   Yes X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                          1,155,000
--------------------------           -------------------------------------------
       Class                         Number of shares outstanding at May 5, 2001

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements *

         Condensed balance sheet, March 31, 2001 (Unaudited) ...............  3

         Condensed statements of operations, three months ended
              March 31, 2001 (Unaudited) and 2000 (Unaudited) ..............  4

         Condensed statements of cash flows, three months ended
              March 31, 2001 (Unaudited) and 2000 (Unaudited) ..............  5

         Notes to condensed financial statements (Unaudited) ...............  6

         Item 2.  Management's Discussion and Analysis .....................  7

PART II - OTHER INFORMATION ................................................  7

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signatures ........................................................  8


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part I. Item 1. Financial information
------          ---------------------

                                VILLA PASTA, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2001

                                     ASSETS

Current assets:
         Cash ....................................................   $ 1,516
         Accounts receivable .....................................     6,209
         Inventories, at lower of cost or market .................    14,438
                                                                     -------
                                            Total current assets      22,163

Property and equipment, less accumulated depreciation
         of $19,786 ..............................................     1,575
Other assets .....................................................     1,139
                                                                     -------
                                                                     $24,877
                                                                     =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable ........................................   $ 7,300
         Due to officer (Note B) .................................       367
         Note payable ............................................     2,000
         Accrued interest payable ................................        64
         Accrued expenses ........................................     2,079
                                                                     -------
                                       Total current liabilities      11,810
                                                                     -------

Shareholders' equity:
         Preferred stock, no par value; 5,000,000 shares
             authorized; -0- shares issued and outstanding .......         -
         Common stock, no par value; 50,000,000 shares
            authorized; 1,155,000 shares issued and outstanding...    84,775
         Retained deficit ........................................   (71,708)
                                                                     -------
                                      Total shareholders' equity      13,067
                                                                     -------
                                                                     $24,877
                                                                     =======
            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               2001            2000
                                                                            -----------    -----------
Net sales ...............................................................   $    17,526    $    15,640
Cost of sales ...........................................................         8,907          7,084
                                                                            -----------    -----------
                                                             Gross profit         8,619          8,556

Selling, general and administrative expenses ............................        19,630         11,108
                                                                            -----------    -----------
                                                           Operating loss       (11,011)        (2,552)

Income taxes (Note C) ...................................................             -              -
                                                                            -----------    -----------

                                                                 Net loss   $   (11,011)   $    (2,552)
                                                                            ===========    ===========

Basic loss per common share .............................................   $         *    $         *
                                                                            ===========    ===========
Weighted average common shares outstanding ..............................     1,155,000      1,155,000
                                                                            ===========    ===========

*  Less than $.01 per common share

            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     2001        2000
                                                                   --------    --------
                                  NET CASH (USED IN) PROVIDED BY
                                            OPERATING ACTIVITIES   $ (3,761)   $  1,923
                                                                   --------    --------

FINANCING ACTIVITIES
              Repayments to members/officers (Note B) ..........     (3,777)       (840)
                                                                   --------    --------
                                              NET CASH (USED IN)
                                            FINANCING ACTIVITIES     (3,777)       (840)
                                                                   --------    --------

NET CHANGE IN CASH .............................................     (7,538)      1,083

Cash, beginning of period ......................................      9,054      36,084
                                                                   --------    --------

CASH, END OF PERIOD ............................................   $  1,516    $ 37,167
                                                                   ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

              Cash paid for interest ...........................   $      -    $      -
                                                                   ========    ========
              Cash paid for income taxes .......................   $      -    $      -
                                                                   ========    ========

            See accompanying notes to condensed financial statements

                                VILLA PASTA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A: Presentation and reorganization
        -------------------------------

Basis of presentation
The financial statements presented herein have been prepared by Villa Pasta, Inc. (the "Company") in accordance with the accounting policies in its Form 10-KSB dated December 31, 2000 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B: Related party transactions
        --------------------------

At December 31, 2000, $4,144 was owed to an officer of the Company. During the three months ended March 31, 2001, the Company repaid the officer $3,777, which reduced the obligation to $367 at March 31, 2001.

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

Part I. Item 2. Management's Discussion and Analysis
------          ------------------------------------

                                   VILLA PASTA

RESULTS OF OPERATIONS
---------------------
Sales increased from the first quarter of 2000 to the first quarter of 2001, approximately 12 percent. Management believes substantial additional marketing is necessary to raise sales significantly. However, the Company currently has little capital available for that purpose. It is anticipated that sales will remain at a constant level for the foreseeable future. Management plan to conduct a major campaign to increase sales to fundraising groups and is in negotiations to add 25 to 50 additional Safeway grocery stores as customers.

The Company's gross margin decreased from 55 percent for the first quarter of 2000 to 49 percent for the first quarter of 2001. The decrease in gross profit was due to an increase in labor costs.

The  main  factors   contributing   to  the  increased   selling,   general  and
administrative expenses for the three months ended March 31, 2001 were the increased marketing costs and wages paid to the officer during the quarter.

As a result of the aforementioned, during the three months ended March 31, 2001, the Company realized a net loss of $11,011 on net sales of $17,526, which represents a $8,459 increase in the net loss from the three months ended March 31, 2000, when the Company recognized a net loss of $2,552.


FINANCIAL CONDITION
-------------------
At March 31, 2001, the Company had working capital of $10,353, consisting of current assets of $22,163 and current liabilities of $11,810. Working capital at March 31, 2001 represented a decrease of $10,430 from December 31, 2000 and a decrease of $37,556 from March 31, 2000. At March 31, 2000, the Company had working capital of $47,909, which consisted of current assets of $53,744 and current liabilities of $5,835. The decrease resulted from the use of cash for net losses incurred during the periods.

The Company has limited capitalization and working capital. Since inception, the Company has received approximately $51,072 in funding from contributions from its original founders and the sale of securities to investors in a private placement. A portion of the working capital was spent on professional fees and expenses, including legal and accounting fees incurred in connection with required filings with the Securities and Exchange Commission. Remaining funds have been used by the Company to pay operating expenses. As a result, limited funds remain for additional marketing and promotion. There is no assurance that existing capital will be sufficient to achieve the Company's objectives.

-----------------------------------------------

                                   VILLA PASTA

Capital requirements for the next twelve months include cash to pay vendors, employees, and other general and administrative expenses. Management believes the Company has sufficient assets, pending collection of accounts receivable, for that purpose for the foreseeable future.

Acquisition of additional property and production facilities equipment is not expected to represent a material expenditure in the foreseeable future.

Liabilities of the Company at March 31, 2001 consisted of trade accounts payable, indebtedness to an officer and other accrued expenses in the ordinary course of business. Historically, the Company has relied on periodic advances from a shareholder to finance short-term capital requirements. However, there is no assurance that that these advances will continue. During December 2000, the Company received a $2,000 loan from an unrelated third party with an interest rate of 10 percent, which matures on December 6, 2001. The Company has no long-term debt, and it is not expected that long-term borrowing will be necessary in the foreseeable future.

Special note regarding forward-looking statements:
--------------------------------------------------
This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

                                   VILLA PASTA

PART II - OTHER INFORMATION Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         Exhibits - None.

         There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                    VILLA PASTA, INC.
                                                       (Registrant)


DATE:    May 4, 2001                                BY: /s/ Craig Van Scoten
         -----------                                    ------------------------
                                                             Craig Van Scoten
                                                             President

10